Form 10KSB
period 1999-12-31
VENTURES UNITED INC
filed 2001-02-23
CIK 789878

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                   For the fiscal year ended December 31, 1999

                        Commission File Number: 33-3437-D

                              VENTURES-UNITED, INC.
                              ---------------------
             (Exact name of Registrant as specified in its Charter)


                   UTAH                                     87-0365131
     --------------------------------                   -------------------
     (State or other Jurisdiction of                     (I.R.S. Employer
      Incorporation or Organization)                    Identification No.)


                 342 East 900 South, Salt Lake City, Utah 84111
                ------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


        Registrant's Telephone Number including Area Code: (801) 363-9065


                      217 West 900 South, Orem, Utah 84057
                ------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.

         Securities Registered Under Section 12(b) of the Exchange Act:
                                      None.

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None.

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year. $0.

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: The Company's stock has not traded on the over-the-counter market for several years. There has been, therefore, no market for the Company's common stock in the over-the-counter market.

     As of January 22, 2001, the Registrant had outstanding 27,447,000 shares of its common stock, par value $0.001.

                       DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. NONE.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

PART I                                                                          Page No.
Item 1.  Description of Business................................................  1

Item 2.  Description of Property................................................  6

Item 3.  Legal Proceedings......................................................  6

Item 4.  Submission or Matters to a Vote of Security Holders....................  6

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters...............  7

Item 6.  Management's Discussion and Analysis or Plan of Operation..............  7

Item 7.  Financial Statements...................................................  9

Item 8.  Changes In and Disagreements With Accountants on Accounting and
              Financial Disclosure..............................................  9

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons...........  9

Item 10. Executive Compensation................................................. 11

Item 11. Security Ownership of Certain Beneficial Owners and Management......... 11

Item 12. Certain Relationships and Related Transactions......................... 12

Item 13. Exhibits and Reports on Form 8-K....................................... 13

Signatures...................................................................... 14


                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

HISTORY

     Ventures-United, Inc. (the "Company") was organized as a Utah corporation on February 13, 1986, for the purpose of seeking a favorable business opportunity. Immediately following organization of the Company, it sold a total of 5,000,000 shares of its common stock, for an aggregate of $5,000 or $0.001 per share. In order to provide the Company with additional capital to seek to acquire or enter into a favorable business opportunity, in February, 1985, the Company completed a "blind pool" public offering pursuant to a registration statement on Form S-18, consisting of 2,000,000 post-split shares of common stock at an offering price of $0.05 per share, or a total gross offering of $100,000.

     In 1987, the Company completed a number of transactions for the purpose of being actively engaged in business operations, which were not successful and ultimately resulted in accumulated losses of approximately $1,200,000 and discontinued operations. In April, 1987, the Company acquired certain manufacturing and marketing rights, from Universal Sales Enterprises, for the purpose of becoming engaged in the production of hearing products. On the same date, the Company acquired certain manufacturing equipment from Hi-Tech Systems, Inc. for the sum of $98,841. These assets, tangible and intangible, were acquired for the total sum of $548,841, which was paid through the issuance of restricted stock at $0.75 per share, or a total of 731,788 shares of restricted common stock. In a separate transaction in April, 1987, the Company acquired from Richard Olson, an officer, a 50% interest in the manufacturing and marketing rights to an invention of David A. Graen, who held the remaining 50% interest in such rights, for the sum of $500,250, payable through the issuance of a total of 667,000 shares of restricted common stock of the Company. Finally, in May 1987, the Company issued a total of 200,000 shares of restricted common stock to acquire American Financial Systems, a financial services firm. The Company attempted to operate these businesses for a short time, but was unsuccessful, and by the end of 1988, operations were substantially curtailed. The Company's operations have been inactive for over ten (10) years. As a result of the discontinuation of the businesses described above, in September, 2000, the shares received by Richard R. Olson (667,000), Universal Sales Enterprises (600,000 shares) and Hi-Tech Systems, Inc. (131,788), were delivered back to the Company, for cancellation, and Sonos Management Corporation received a total of 127,000 shares of restricted stock for services in obtaining the return of such shares. (See Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

GENERAL

     The Company was originally organized for the purpose of creating a capital resource fund to seek, investigate, and, if warranted, acquire or participate in a favorable business opportunity. The Company has been dormant for several years, until the end of 1999, when the Company began efforts to reactivate its business in order to seek a business opportunity to acquire.

     The Company plans to review and evaluate business ventures for possible acquisition or participation by the Company. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company will investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

     It is anticipated that opportunities will be made available to the Company through its officers and directors and through professional advisors including securities broker-dealers and through members of the financial community. It is anticipated that business opportunities will continue to be available primarily from these sources.

     To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis regarding the quality of the other firm's management and personnel, the asset base of such firm or enterprise, the anticipated acceptability of new products or marketing concepts, the merit of the firms business plan, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

     For the past few years, the Company has had no active business operations, and has been seeking to acquire an interest in a business with long-term growth potential. The Company currently has no commitment or arrangement to participate in a business and cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

     There are no plans or arrangements proposed or under consideration for the issuance or sale of additional securities by the Company prior to the identification of an acquisition candidate. Consequently, management anticipates that it may be able to participate in only one potential business venture, due primarily to the Company's limited capital. This lack of diversification should be considered a substantial risk, because it will not permit the Company to offset potential losses from one venture against gains from another.

     SELECTION OF A BUSINESS

     The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. By relying on "word of mouth," the Company may be limited in the number of potential acquisitions it can identify. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

     Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services. Management of the Company will not be paid a finder's fee for locating a business opportunity.

     The Company will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture's product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately. If the Company participates in a more established venture with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

     In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company. The Company will not acquire or merge with a business or corporation in which the Company's officers, directors, or promoters, or their affiliates or associates, have any direct or indirect ownership interest.

     The analysis of new businesses will be undertaken by or under the supervision of the officers and directors. In analyzing prospective businesses, management will consider, to the extent applicable, the available technical, financial, and managerial resources; working capital and other prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trade or service marks; name identification; and other relevant factors.

     The decision to participate in a specific business may be based on management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and other factors which are difficult, if not impossible, to analyze through any objective criteria. It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

     The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor. The period within which the Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company's control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for the Company's participation, and other circumstances.

     ACQUISITION OF A BUSINESS

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

     In connection with the Company's acquisition of a business, the present shareholders of the Company, including officers and directors, may, as a negotiated element of the acquisition, sell a portion or all of the Company's Common Stock held by them at a significant premium over their original investment in the Company. As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Management does not intend to actively negotiate for or otherwise require the purchase of all or any portion of its stock as a condition to or in connection with any proposed merger or acquisition. Although the Company's present shareholders did not acquire their shares of Common Stock with a view towards any subsequent sale in connection with a business reorganization, it is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the amount of shares held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's common stock that could result from substantial sales of such shares after the business reorganization. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

     In the event sales of shares by present shareholders of the Company, including officers and directors, is a negotiated element of a future acquisition, a conflict of interest may arise because directors will be negotiating for the acquisition on behalf of the Company and for sale of their shares for their own respective accounts. Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell their shares at a price which is unacceptable to them, management may not sacrifice their financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for their shares is high, Management will be tempted to effect the acquisition to realize a substantial gain on their shares in the Company. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on such market.

     While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the "Code"). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation. Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company's voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of the surviving entity. Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50% of the issued and outstanding shares of the surviving entity. Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in the Company.

     Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that such transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company. The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

     The Company will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

     OPERATION OF BUSINESS AFTER ACQUISITION

     The Company's operation following its acquisition of a business will be dependent on the nature of the business and the interest acquired. The Company is unable to predict whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

     GOVERNMENTAL REGULATION

     It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets and/or conduct of businesses which the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

     COMPETITION

     The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable investments.

     EMPLOYEES

     The Company is a development stage company and currently has no employees. Executive officers, who are not compensated for their time contributed to the Company, will devote only such time to the affairs of the Company as they deem appropriate, which is estimated to be no more than 20 hours per month per person, until such time as the Company enters into active negotiations to acquire or reorganize with a business. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.


                         ITEM 2. DESCRIPTION OF PROPERTY


     The Company owns no properties. The Company uses offices and related clerical services provided by the Company's transfer agent, American Registrar and Transfer Company, 342 East 900 South, Salt Lake City, Utah 84111, which is owned and controlled by a former officer of the Company at no charge.


                            ITEM 3. LEGAL PROCEEDINGS


     The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.


           ITEM 4. SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS


     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fiscal year covered by this report.

                                     PART II

                  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS


     There is no established trading market for the common stock, and there has not been a trading market in the Company's common stock for several years. For the past several years, there have been no public transactions in the common stock of the Company, to the best knowledge of the Company. The Company's common stock is not quoted on the OTC Bulletin Board, the "pink sheets," or in any other quotation system. The Company will seek to have its common stock quoted on the OTC Bulletin Board; however, there can be no assurance the Company will be successful in accomplishing this objective.

     Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

     As of the date of this report, there were approximately 124 holders of record of the Company's Common Stock.


                 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION


FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Act of 1934, as amended, that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this Annual Report on Form 10-KSB, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan" "predict," "may," "should," "will," and similar expressions are intended to identify forward-looking statements. Forward- looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements contained herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Annual Report on Form 10-KSB.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, the Company had cash of $7,295, liabilities of $100, and no other liquid assets or resources.

     At present, the Company does not have adequate capital to conduct any significant operations. The Company is engaged in the search for potential business opportunities for acquisition or involvement with the Company, which activities are severely limited by the Company's lack of resources. Management believes that any business venture in which the Company becomes involved will be made by issuing shares of the Company's authorized but unissued common stock. It is anticipated that the Company's liquidity, capital resources and financial statements will be significantly different subsequent to the consummation of any such transaction.

     The Company has very limited liquid assets, and such assets may not be sufficient for the Company to meet its operating needs over the next twelve months. The Company does not anticipate, however, that it will require substantial revenue, or additional cash assets, until it enters into an acquisition or reorganization transaction with a business opportunity. The Company has no material revenues and its needs for capital will in all likelihood change dramatically if it acquires an interest in a business opportunity in the next twelve months. The Company's current operating plan is to (a) cover the administrative and reporting requirements of a public company; and (b) search for, and investigate, potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company, and there can be no assurance that the Company will be able to identify any such business, product, technology or entity suitable for an acquisition or reorganization transaction. Moreover, there can be no assurance the Company will be successful in its efforts to enter into consummate an acquisition or reorganization transaction on terms favorable or beneficial to the Company and its shareholders, or that it, or its successor, will be able to effectively manage the business opportunity the Company acquires or becomes engaged in.

     The Company is dependent upon management and/or its principal shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase, and until the Company is in a position to enter into a business transaction, of which there can be no assurance. It is the intent of management and its principal shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, if the Company is in need of additional capital to enter into a business opportunity, the Company may not have sufficient capital, or be able to obtain sufficient capital from management or its principal shareholders for such purpose.

RESULTS OF OPERATIONS

     The Company had essentially no operations during the fiscal year ended December 31, 1999.

     The Company has had no revenue from continuing operations and incurred expenses during the year ended December 31, 1999, of $11,540, in accounting, legal and other general and administrative expenses in connection with the Company's continuing efforts to file necessary periodic reports and to reactivate its business operations, and in reviewing a number of possible business opportunities during the fiscal year. For the years ended December 31, 1999 and 1998, the Company has incurred net losses of $11,540 and $165, respectively.

     As indicated, the Company will be dependent on management and its principal shareholders to provide sufficient capital to preserve the integrity of the corporate entity until the Company enters into a business enterprise.

                          ITEM 7. FINANCIAL STATEMENTS


     The following financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.


TITLE                                                                           PAGE NO.
Independent Auditors' Report of HJ & Associates, LLC                              F-2

Balance Sheet  as of December 31, 1999                                            F-3

Statement of Operations for the Years Ended December 31, 1999 and 1998
         and from Inception (February 10, 1986) through December 31, 1999         F-4

Statement of Stockholders' Equity From Inception through December 31, 1999        F-5

Statement of Cash Flows for the Years Ended December 31, 1999 and 1998 and
         from Inception through December 31, 1999                                 F-7

Notes to the Financial Statements                                                 F-9



              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE


     There have been no changes in or disagreements with accountants since the Company's organization.


                                    PART III


                ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                               AND CONTROL PERSONS


DIRECTORS AND OFFICERS

     The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

     Name                    Age             Positions                        Since
    ------                  -----           -----------                      -------
George R. Horton              67       President and Director                  1999
Jared C. Southwick            28       Secretary/Treasurer and Director        1999
D. Greg Steinicke             29       Director                                2000

     All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

     The following is information on the business experience of each director and officer.

     George R. Horton has been the President of the Company since September, 1999. In 1955, he received a degree in animal husbandry from Brigham Young University, and, in 1959, he received a degree in secondary education from the University of Utah. Currently, Mr. Horton is serving as the chief executive officer of Sonos Management Corporation, a private holding and investment Nevada corporation of which he has been affiliated since 1992. Mr. Horton is also the chief executive officer of MG, Inc., an inactive light manufacturing and steel fabrication company, and the secretary and treasurer of Fashion Tech International, Inc. and Prestige Capital Corporation, both public inactive "shell" companies.

     Jared C. Southwick has been the Secretary/Treasurer of the Company since September, 1999. He has been working as a consultant for Sonos Management Corporation and the University of Utah since 1999. From February 1997 to December 1998, he was the pharmacy coordinator for the Association for Utah Community Health. In 1996, he worked as a pharmacy technician for Rx America. In 1997, Mr. Southwick received an associates degree from the Salt Lake Community College in Science. Currently, Mr. Southwick is completing a bachelor's degree in E-Business and is working towards a Master in Business Administration.

     D. Greg Steinicke is the owner of Polished Image, a company operating in Salt Lake City, Utah. From 1997 to 2000, he worked as a security consultant for Automated Building Systems. Mr. Steinicke has been a director of the Company since September, 2000.

OTHER SHELL COMPANY ACTIVITIES

     The possibility exists that one or more of the officers and directors of the Company could become officers and/or directors of other shell companies in the future, although they have no intention of doing so at the present time. Certain conflicts of interest are inherent in the participation of the Company's officers and directors as management in other shell companies, which may be difficult, if not impossible, to resolve in all cases in the best interests of the Company. Failure by management to conduct the Company's business in its best interests may result in liability of management of the Company to the shareholders.

                         ITEM 10. EXECUTIVE COMPENSATION


     During the fiscal year ended December 31, 1999, no officer or director received any cash compensation. The officers and directors may provide services in the future, as needed, and will be compensated at a rate of $30 per hour. No compensation was received by officers and directors during the fiscal year.

     The Company has no agreement or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services. The Company has no plan, agreement, or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding the issuance to such persons of any shares of the Company's authorized and unissued common stock. There is no understanding between the Company and any of its present stockholders regarding the sale of a portion or all of the common stock currently held by them in connection with any future participation by the Company in a business. There are no other plans, understandings, or arrangements whereby any of the Company's officers, directors, or principal stockholders, or any of their affiliates or associates, would receive funds, stock, or other assets in connection with the Company's participation in a business. No advances have been made or contemplated by the Company to any of its officers, directors, or principal stockholders, or any of their affiliates or associates.

     There is no policy that prevents management from adopting a plan or agreement in the future that would provide for cash or stock based compensation for services rendered to the Company.

     On acquisition of a business, it is possible that current management will resign and be replaced by persons associated with the business acquired, particularly if the Company participates in a business by effecting a stock exchange, merger, or consolidation as discussed under "BUSINESS." In the event that any member of current management remains after effecting a business acquisition, that member's time commitment and compensation will likely be adjusted based on the nature and location of such business and the services required, which cannot now be foreseen.


                         ITEM 11. SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth as of the date of this report, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                                Common                Percent of
Name and Address                                Shares                 Class(1)
------------------------------                 ----------             ---------
George R. Horton                               127,000(2)                 .46
1340 East 130 North
Springville, UT 84663

Jared C. Southwick                             127,000(2)                 .46
277 East Mill Street
Bountiful, UT 84010

D. Greg Steinicke                                    0                   0.00
5616 South 2775 West
Salt Lake City, UT 84118

All Executive officers and                     127,000(2)                 .46
Directors as a Group (3 persons)

Craig Littler                               20,000,000(3)               72.87
1025 Ocean Avenue #203
Santa Monica, CA 90403

Eileen Sulz                                  1,600,000                   5.83
217 West 900 South
Orem, UT 84058

Jerry Sulz                                   1,600,000                   5.83
217 West 900 South
Orem, UT 84058

Stewart Sulz                                 1,600,000                   5.83
217 West 900 South
Orem, UT 84058


(1) These figures represent the percentage of ownership of the named individuals assuming each of them alone has exercised his or her options, and percentage ownership of all officers and directors of a group assuming all such purchase rights held by such individuals are exercised.

(2) Shares are held by Sonos Management Corporation of which Mr. Horton and Mr. Southwick are affiliates.

(3)  See "Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     In August, 1999, Sonos Management was paid $5,000 in cash for services rendered on behalf of the Company. Mr. Horton and Mr. Southwick are affiliated with Sonos Management.

     In March 2000, the Company canceled 1,398,788 shares of common stock. In September 2000, the Company issued 127,000 shares of common stock (restricted) for services.

     In November, 1999, the Company issued 10,000,000 shares each to John L. Holler, Jr. and the Butcher Family Trust, for the sum of $20,000. On November 22, 2000, Craig Littler purchased all 20,000,000 shares from these persons, for cash.

     Except the transactions described above, there are no proposed transactions and no transactions during the past two years to which the Company was a party and in which any officer, director, or principal shareholder, or their affiliates or associates, was also a party.


                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.    SEC Ref. No.      Description/ Title of Document
-----------    ------------      ------------------------------
    1             (3)(i)         Articles of Incorporation, as amended
    2             (3)(ii)        Bylaws

     During the fiscal year ended December 31, 1999, the Company filed no reports on Form 8-K.

                                   SIGNATURES


     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.


                                       VENTURES-UNITED, INC.


     February 1, 2001                  /s/ George R. Horton
                                       --------------------------------
                                       George R. Horton
                                       President

     In accordance with the Exchange Act, the registration statement has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     February 1, 2001                  /s/ George R. Horton
                                       --------------------------------
                                       George R. Horton, Director



                                       VENTURES-UNITED, INC.


     February 1, 2001                  /s/ Jared C. Southwick
                                       --------------------------------
                                       Jared C. Southwick, Director

                          INDEX TO FINANCIAL STATEMENTS
                              VENTURES-UNITED, INC.


Independent Auditors' Report of HJ & Associates, LLC                            F-2

Balance Sheet as of December 31, 1999                                           F-3

Statement of Operations for the Years Ended December 31, 1999 and 1998
         and from Inception (December 31, 1985) through December 31, 1999       F-4

Statement of Stockholders' Equity From Inception through December 31, 1999      F-5

Statement of Cash Flows for the Years Ended December 31, 1999 and 1998 and
         from Inception through December 31, 1999                               F-7

Notes to the Financial Statements                                               F-9

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Ventures-United, Inc.
(A Development Stage Company)
Bountiful, Utah


We have audited the accompanying balance sheet of Ventures-United, Inc. (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ventures-United, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

The accounting financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company with no significant operating revenues to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do note include any adjustments that might result from the outcome of this uncertainty.


HJ & Associates, LLC
Salt Lake City, Utah
October 19, 2000

                              VENTURES-UNITED, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                                                  December 31,
                                                                      1999
                                                                  -----------
CURRENT ASSETS
   Cash                                                           $     7,295
                                                                  -----------
     Total Current Assets                                               7,295
                                                                  -----------
     TOTAL ASSETS                                                 $     7,295
                                                                  ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                               $       100
                                                                  -----------
     Total Current Liabilities                                            100
                                                                  -----------
     Total Liabilities                                                    100
                                                                  -----------
STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value 500,000,000 shares
    Authorized; 28,718,788 shares issued and outstanding               28,719
   Additional paid-in capital                                       1,376,873
   Deficit accumulated during the development stage                (1,398,397)
                                                                  -----------
     Total Stockholders' Equity (Deficit)                               7,195
                                                                  -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $     7,295
                                                                  ===========

   The accompanying notes are an integral part of these financial statements.

                              VENTURES-UNITED, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                           From
                                                                       Inception on
                                        For the Years Ended            February 10,
                                            December 31,               1986 Through
                                   -----------------------------       December 31,
                                      1999              1998              1999
                                   -----------       -----------       -----------
REVENUES                           $        --       $        --       $        --
                                   -----------       -----------       -----------
EXPENSES
   General and administrative           11,540               165         1,398,397
                                   -----------       -----------       -----------
     Total Expenses                     11,540               165         1,398,397
                                   -----------       -----------       -----------
LOSS FROM OPERATIONS                   (11,540)             (165)       (1,398,397)
                                   -----------       -----------       -----------
NET LOSS                           $   (11,540)      $      (165)      $(1,398,397)
                                   ===========       ===========       ===========
BASIC LOSS PER SHARE               $     (0.00)      $     (0.00)
                                   ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                              VENTURES-UNITED, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
          From Inception on February 10, 1986 through December 31, 1999

                                                                                                Deficit
                                                                                               Accumulated
                                                     Common Stock            Additional        During the
                                                 -----------------------      Paid-in          Development
                                                  Shares         Amount       Capital             Stage
                                                 ---------      --------     -----------       -----------
Balance at inception on February 10, 1986               --      $    --      $        --       $        --

Common stock issued for cash at $0.015
 per share                                       7,000,000        7,000           98,000                --

Common stock issued for services at $0.10
 per share                                       1,000,000        1,000           99,000                --

Common stock issued from the conversion
 of warrants at $0.10 per share                    120,000          120           11,880                --

Common stock issued for marketing and
 manufacturing rights at $0.75 per share         1,267,000        1,267          948,983                --

Common stock issued for equipment at
 $0.75 per share                                   131,788          132           98,709                --

Common stock issued to acquire American
 Financial Systems at $0.75 per share              200,000          200          149,800                --

Stock offering costs                                    --           --          (31,065)               --

Net loss from inception on February 10,
 1986 through December 31, 1996                         --           --               --        (1,386,592)
                                                 ---------      -------      -----------       -----------
Balance, December 31, 1996                       9,718,788        9,719        1,375,307        (1,386,592)

Contributed capital for expenses                        --           --            1,566                --

Net loss for the year ended
 December 31, 1997                                      --           --               --              (100)
                                                 ---------      -------      -----------       -----------
Balance, December 31, 1997                       9,718,788        9,719        1,376,873        (1,386,692)

Net loss for the year ended
 December 31, 1998                                      --           --               --              (165)
                                                 ---------      -------      -----------       -----------
Balance, December 31, 1998                       9,718,788      $ 9,719      $ 1,376,873       $(1,386,857)
                                                 ---------      -------      -----------       -----------


   The accompanying notes are an integral part of these financial statements.

                              VENTURES-UNITED, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
          From Inception on February 10, 1986 through December 31, 1999

                                                                                                      Deficit
                                                                                                    Accumulated
                                                        Common Stock               Additional       During the
                                               -----------------------------         Paid-in        Development
                                                 Shares             Amount           Capital           Stage
                                               -----------       -----------       -----------      -----------
Balance, December 31, 1998                       9,718,788       $     9,719       $ 1,376,873      $(1,386,857)

Common stock issued for cash at $0.001
 per share                                      20,000,000            20,000                --               --

Canceled shares of common stock at $0.001
 per share                                      (1,000,000)           (1,000)               --               --

Net loss for the year ended
 December 31, 1999                                      --                --                --          (11,540)
                                               -----------       -----------       -----------      -----------
Balance, December 31, 1999                      28,718,788       $    28,719       $ 1,376,873      $(1,398,397)
                                               ===========       ===========       ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                              VENTURES-UNITED, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                            From
                                                                                        Inception on
                                                        For the Years Ended             February 10,
                                                            December 31,                1986 Through
                                                    -----------------------------       December 31,
                                                       1999               1998              1999
                                                    -----------       -----------       -------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

   Net loss                                         $   (11,540)      $      (165)      $(1,398,397)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Stock issued for fixed assets                           --                --            98,841
     Stock issued for marketing and
       manufacturing rights                                  --                --           950,250
     Stock issued for services                               --                --           100,000
     Stock issued to acquire company                         --                --           150,000
     Contributed Capital for expenses                        --                --             1,566
   Change in operating assets and liabilities:
     Increase (decrease) in accounts payable               (165)              165               100
                                                    -----------       -----------       -----------
       Net Cash Used by Operating Activities            (11,705)               --           (97,640)
                                                    -----------       -----------       -----------
CASH FLOWS FROM INVESTING
 ACTIVITIES                                                  --                --                --
                                                    -----------       -----------       -----------
CASH FLOWS FROM FINANCING
 ACTIVITIES

   Purchase and cancellation shares                      (1,000)               --            (1,000)
   Stock offering costs                                      --                --           (31,065)
   Proceeds from issuance of common stock                20,000                --           137,000
                                                    -----------       -----------       -----------
       Net Cash Provided by Financing
        Activities                                       19,000                --           104,935
                                                    -----------       -----------       -----------
INCREASE (DECREASE) IN CASH                               7,295                --             7,295

CASH AT BEGINNING OF PERIOD                                  --                --                --
                                                    -----------       -----------       -----------
CASH AT END OF PERIOD                               $     7,295       $        --       $     7,295
                                                    ===========       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                              VENTURES-UNITED, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)

                                                                                        From
                                                                                     Inception on
                                                 For the Years Ended                 February 10,
                                                     December 31,                    1986 Through
                                               -------------------------             December 31,
                                                1999               1998                  1999
                                               ------             ------             ------------
SUPPLEMENTAL CASH FLOW
 INFORMATION

   Cash paid for:
     Taxes                                     $   --             $   --             $     --
     Interest                                  $   --             $   --             $     --

NON-CASH FINANCING ACTIVITIES

   Issuance of common stock for Equipment      $   --             $   --             $ 98,841
   Issuance of common stock for marketing
     and manufacturing rights                  $   --             $   --             $950,250
   Issuance of common stock to acquire
     company                                   $   --             $   --             $150,000
   Issuance of common stock for services       $   --             $   --             $100,000


   The accompanying notes are an integral part of these financial statements.

                              VENTURES-UNITED, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization

     Ventures-United, Inc. (the Company) was organized February 10, 1986 under the laws of the State of Utah for the purpose of engaging in any lawful activity. The Company has had no significant operations since inception and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

     b.   Provision for Taxes

     At December 31, 1999, the Company had net operating loss carryforwards of approximately $1,390,000 that may be offset against future taxable income through 2019. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

     c.   Accounting Method

     The financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

     d.   Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     e.   Cash and Cash Equivalents

     The Company considers all highly liquid investment with a maturity of three months or less when purchased to be cash equivalents.

                              VENTURES-UNITED, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     f.   Basic Loss Per Share

     Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                           For the Year Ended
                                           December 31, 1999
                         -----------------------------------------------------
                            Loss                  Shares             Per Share
                         (Numerator)          (Denominator)            Amount
                         -----------          -------------          ---------
     Net loss            $  (11,540)            13,052,121            $  (0.00)
                         ==========             ==========            ========


                                           For the Year Ended
                                           December 31, 1998
                         -----------------------------------------------------
                            Loss                  Shares             Per Share
                         (Numerator)          (Denominator)            Amount
                         -----------          -------------          ---------
     Net loss            $     (165)             9,718,788            $  (0.00)
                         ==========             ==========            ========


     g.   Revenue Recognition Policy

     The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

NOTE 2 - GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

     In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include (1) raising additional capital through sales of common stock, the proceeds of which would be used to market and develop the existing software and related rights, hiring of administrative, sales and marketing personnel and (2) the use of stock options to pay for employee compensation and marketing services. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

                              VENTURES-UNITED, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 1999


NOTE 2 - GOING CONCERN (Continued)

     The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SUBSEQUENT EVENTS

     In March 2000, the Company canceled 1,398,788 shares of common stock. In September 2000, the Company issued 127,000 shares of common stock (restricted) for services.