Form 10QSB
period 2000-03-31
VENTURES UNITED INC
filed 2001-02-23
CIK 789878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark one)
   /X/         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

   / /         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               EXCHANGE ACT OF 1934

               For the transition period from ___________ to ___________



                        Commission File Number: 33-3437-D


                              VENTURES-UNITED, INC.
        (Exact Name of small business issuer as specified in its charter)


              Utah                                        87-0365131
     ------------------------                      ------------------------
     (State of Incorporation)                      (IRS Employer ID Number)


                 342 East 900 South, Salt Lake City, Utah 84111
                 ----------------------------------------------
                    (Address of principal executive offices)


                                 (801) 363-9065
                                 --------------
                           (Issuer's telephone number)


                      217 West 900 South, Orem, Utah 84057
                 ----------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES / /   NO /X/

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     27,447,000 Shares as of the date of this report.

Transitional Small Business Disclosure Format (check one): YES / /  NO /X/

                              VENTURES-UNITED, INC.

                Form 10-QSB for the Quarter ended March 31, 2000

                                Table of Contents

PART I - FINANCIAL INFORMATION                                                  PAGE
                                                                                ----
         Item 1.  Financial Statements                                            3

         Item 2.  Management's Discussion and Analysis or Plan of Operation      12

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                              14

         Item 2.  Changes in Securities                                          14

         Item 3.  Defaults Upon Senior Securities                                14

         Item 4.  Submission of Matters to a Vote of Security Holders            14

         Item 5.  Other Information                                              14

         Item 6.  Exhibits and Reports on Form 8-K                               14

SIGNATURES                                                                       14


                              VENTURES-UNITED, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                 March 31,           December 31,
                                                                   2000                  1999
                                                                -----------          -----------
                                                                (Unaudited)
CURRENT ASSETS
   Cash                                                         $     4,487          $     7,295
                                                                -----------          -----------
     Total Current Assets                                             4,487                7,295
                                                                -----------          -----------
     TOTAL ASSETS                                               $     4,487          $     7,295
                                                                ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                             $       100          $       100
                                                                -----------          -----------
     Total Current Liabilities                                          100                  100
                                                                -----------          -----------
     Total Liabilities                                                  100                  100
                                                                -----------          -----------
STOCKHOLDERS' EQUITY

   Common stock, $0.001 par value 500,000,000 shares
    authorized; 27,320,000 and 28,718,788 shares issued
    and outstanding, respectively                                    27,320               28,719
   Additional paid-in capital                                     1,375,474            1,376,873
   Deficit accumulated during the development stage              (1,398,407)          (1,398,397)
                                                                -----------          -----------
     Total Stockholders' Equity                                       4,387                7,195
                                                                -----------          -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $     4,487          $     7,295
                                                                ===========          ===========


                              VENTURES-UNITED, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                             From
                                                For the                   Inception on
                                          Three Months Ended              February 10,
                                               March 31,                  1986 Through
                                      ---------------------------          March 31,
                                         2000               1999              2000
                                      -----------          -------        -----------
REVENUES                              $        --          $  --          $        --
                                      -----------          -------        -----------
EXPENSES
   General and administrative                  10             --            1,398,407
                                      -----------          -------        -----------
     Total Expenses                            10             --            1,398,407
                                      -----------          -------        -----------
LOSS FROM OPERATIONS                          (10)            --           (1,398,407)
                                      -----------          -------        -----------
NET LOSS                              $       (10)         $  --          $(1,398,407)
                                      ===========          =======        ===========
BASIC LOSS PER SHARE OF
 COMMON STOCK                         $     (0.00)         $ (0.00)
                                      ===========          =======

                              VENTURES-UNITED, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
           From Inception on February 10, 1986 through March 31, 2000

                                                                                                                 Deficit
                                                                                                               Accumulated
                                                            Common Stock                  Additional           During the
                                                  -------------------------------           Paid-in            Development
                                                     Shares             Amount              Capital               Stage
                                                  -----------         -----------         -----------          -----------
Balance at inception on February 10, 1986                  --         $        --         $        --          $        --

Common stock issued for cash at $0.015
 per share                                          7,000,000               7,000              98,000                   --

Common stock issued for services at $0.10
 per share                                          1,000,000               1,000              99,000                   --

Common stock issued from the conversion
 of warrants at $0.10 per share                       120,000                 120              11,880                   --

Common stock issued for marketing and
 manufacturing rights at $0.75 per share            1,267,000               1,267             948,983                   --

Common stock issued for equipment at
 $0.75 per share                                      131,788                 132              98,709                   --

Common stock issued to acquire American
 Financial Systems at $0.75 per share                 200,000                 200             149,800                   --

Stock offering costs                                       --                  --             (31,065)                  --

Net loss from inception on February 10,
 1986 through December 31, 1996                            --                  --                  --           (1,386,592)
                                                  -----------         -----------         -----------          -----------
Balance, December 31, 1996                          9,718,788               9,719           1,375,307           (1,386,592)

Contributed capital for expenses                           --                  --               1,566                   --

Net loss for the year ended
 December 31, 1997                                         --                  --                  --                 (100)
                                                  -----------         -----------         -----------          -----------
Balance, December 31, 1997                          9,718,788               9,719           1,376,873           (1,386,692)

Net loss for the year ended
 December 31, 1998                                         --                  --                  --                 (165)
                                                  -----------         -----------         -----------          -----------
Balance, December 31, 1998                          9,718,788         $     9,719         $ 1,376,873          $(1,386,857)
                                                  -----------         -----------         -----------          -----------


                              VENTURES-UNITED, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
           From Inception on February 10, 1986 through March 31, 2000

                                                                                                                   Deficit
                                                                                                                 Accumulated
                                                             Common Stock                  Additional            During the
                                                  --------------------------------           Paid-in             Development
                                                     Shares              Amount              Capital                Stage
                                                  -----------          -----------         -----------           -----------
Balance, December 31, 1998                          9,718,788          $     9,719          $ 1,376,873          $(1,386,857)

Common stock issued for cash at $0.001
 per share                                         20,000,000               20,000                   --                   --

Canceled shares of common stock at $0.001
 per share                                         (1,000,000)              (1,000)                  --                   --

Net loss for the year ended
 December 31, 1999                                         --                   --                   --              (11,540)
                                                  -----------          -----------          -----------          -----------

Balance, December 31, 1999                         28,718,788               28,719            1,376,873           (1,398,397)

Canceled shares of common stock at
 $0.002 per share (unaudited)                      (1,398,788)              (1,399)              (1,399)                  --

Net loss for the three months ended
 March 31, 2000 (unaudited)                                --                   --                   --                  (10)
                                                  -----------          -----------          -----------          -----------

Balance, March 31, 2000 (unaudited)                27,320,000          $    27,320          $ 1,375,474          $ 1,398,407
                                                  ===========          ===========          ===========          ===========


                              VENTURES-UNITED, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                               From
                                                                    For the                 Inception on
                                                              Three Months Ended            February 10,
                                                                   March 31,                1986 Through
                                                         ---------------------------          March 31,
                                                            2000               1999             2000
                                                         -----------          ------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                              $       (10)         $  --         $(1,398,407)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
     Stock issued for services                                    --             --             100,000
     Stock issued to acquire company                              --             --             150,000
     Stock issued for fixed assets                                --             --              98,841
     Stock issued for marketing and
      manufacturing rights                                        --             --             950,250
     Contributed capital for expenses                             --             --               1,566
   Changes in operating assets and liabilities:
     Increase (decrease) in accounts payable                      --             --                 100
                                                         -----------          -----         -----------
       Net Cash (Used) by Operating Activities                   (10)            --             (97,650)
                                                         -----------          -----         -----------
CASH FLOWS FROM INVESTING ACTIVITIES                              --             --                  --
                                                         -----------          -----         -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Purchase and cancellation of shares                        (2,798)            --              (3,798)
   Proceeds from common stock                                     --             --             137,000
   Stock offering costs                                           --             --             (31,065)
                                                         -----------          -----         -----------
       Net Cash Provided by Financing Activities              (2,798)            --             102,137
                                                         -----------          -----         -----------
NET INCREASE (DECREASE) IN CASH                               (2,808)            --               4,487

CASH AT BEGINNING OF PERIOD                                    7,295             --                  --
                                                         -----------          -----         -----------
CASH AT END OF PERIOD                                    $     4,487          $  --          $    4,487
                                                         ===========          =====         ===========


                              VENTURES-UNITED, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                               From
                                                               For the                      Inception on
                                                           Three Months Ended               February 10,
                                                               March 31,                    1986 Through
                                                      -----------------------------          March 31,
                                                         2000               1999               2000
                                                      ----------         ----------         ----------
SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for:
        Taxes                                         $       --         $       --         $     --
        Interest                                      $       --         $       --         $     --

     NON-CASH FINANCING ACTIVITIES

       Common stock issued to acquire company         $       --         $       --         $150,000
       Common stock issued for service                $       --         $       --         $100,000
       Common stock issued for equipment              $       --         $       --         $ 98,841
       Common stock issued for marketing and
         manufacturing rights                         $       --         $       --         $950,250


                              VENTURES-UNITED, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2000 and December 31, 1999


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

     g.   Unaudited Financial Statements

     The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

                              VENTURES-UNITED, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     f.   Basic Loss Per Share (Continued)

                              For the Three Months Ended
                                    March 31, 2000
                   ------------------------------------------------
                       Loss              Shares          Per Share
                   (Numerator)       (Denominator)         Amount
                   -----------       -------------       ----------
                   $      (10)         28,718,788         $  (0.00)
                   ==========          ==========         ========


                              For the Three Months Ended
                                    March 31, 1999
                   ------------------------------------------------
                       Loss              Shares          Per Share
                   (Numerator)       (Denominator)         Amount
                   -----------       -------------       ----------
                   $       --           9,718,788         $  (0.00)
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

                              VENTURES-UNITED, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2000 and December 31, 1999


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

NOTE 3 - SUBSEQUENT EVENT

     On September 29, 2000, the Company issued 127,000 shares of common stock for services at $0.001 per share.

                                 PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

(1)  CAUTION REGARDING FORWARD-LOOKING INFORMATION

     This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2)  RESULTS OF OPERATIONS

     For the past several years, the Company has had no active business operations, and has been seeking to acquire an interest in a business with long-term growth potential. The Company currently has no commitment or arrangement to participate in a business and cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

     The Company is not aware of any trends that have or are reasonably likely to have a material impact on its liquidity, net sales, revenues, or income from continuing operations. There have been no events which have caused material changes from period to period in one or more line items of the financial statements or any seasonal aspects that have had a material effect on the financial condition or results of operation.

     During the preceding year, the Company has not experienced any material changes in results of operation. During the quarter ended March 31, 2000, the Company had $10 in general and administrative expenses, as compared to $0 in expenses for the quarter ended March 31, 1999. All of such expenses were incurred in connection with the Company's efforts to reactivate its business.

     The Company has realized a net loss for the three months ended March 31, 2000 of $10 and no loss for the three months ended March 31, 1999, respectively. The Company has realized a net loss since inception of $1,398,407.

(3)  LIQUIDITY AND CAPITAL RESOURCES

     The Company has not experienced a material change in financial condition over the past year. At March 31, 2000, the Company had working capital of approximately $4,487, which has not changed since December 31, 1999. Working capital as of both dates consists of short-term investments, and cash and cash equivalents. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

     Although the Company's assets consist of cash and cash equivalents, the Company has no intent to become, or hold itself out to be, engaged primarily in the business of investing, reinvesting, or trading in securities. Accordingly, the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940, and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities, in the aggregate amount of over 40% of its assets. There can be no assurance that any investment made by the Company will not result in losses.

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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     None.

ITEM 2 - CHANGES IN SECURITIES

     None.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

     None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended March 31, 2000, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

ITEM 5 - OTHER INFORMATION

     None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     None.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       VENTURES-UNITED, INC.


     February 1, 2001                  /s/ George R. Horton
                                       ----------------------------------
                                       George R. Horton, President



                                       VENTURES-UNITED, INC.


     February 1, 2001                  /s/ Jared C. Southwick
                                       ----------------------------------
                                       Jared C. Southwick, Secretary/Treasurer