Form 10QSB
period 2000-06-30
VENTURES UNITED INC
filed 2001-02-23
CIK 789878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)
   /X/         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


                      217 West 900 South, Orem, Utah 84057
                      -------------------------------------
         Former name, former address and former fiscal year, if changed since last report.


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

                              VENTURES-UNITED, INC.

                 Form 10-QSB for the Quarter ended June 30, 2000

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


                              VENTURES-UNITED, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                              June 30,         December 31,
                                                                2000              1999
                                                             -----------       -----------
                                                             (Unaudited)
CURRENT ASSETS

   Cash                                                      $     4,236       $     7,295
                                                             -----------       -----------
     Total Current Assets                                          4,236             7,295
                                                             -----------       -----------
     TOTAL ASSETS                                            $     4,236       $     7,295
                                                             ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                          $       100       $       100
                                                             -----------       -----------
     Total Current Liabilities                                       100               100
                                                             -----------       -----------
     Total Liabilities                                               100               100
                                                             -----------       -----------
STOCKHOLDERS' EQUITY

   Common stock, $0.001 par value 500,000,000 shares
    authorized; 27,320,000 and 28,718,788 shares issued
    and outstanding, respectively                                 27,320            28,719
   Additional paid-in capital                                  1,375,474         1,376,873
   Deficit accumulated during the development stage           (1,398,658)       (1,398,397)
                                                             -----------       -----------
     Total Stockholders' Equity                                    4,136             7,195
                                                             -----------       -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $     4,236       $     7,295
                                                             ===========       ===========

                              VENTURES-UNITED, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                        From
                                             For the                           For the              Inception on
                                         Six Months Ended                Three Months Ended         February 10,
                                             June 30,                         June 30,              1986 Through
                                   ----------------------------      -------------------------        June 30,
                                       2000             1999            2000            1999            2000
                                   -----------       ----------      -----------       -------      -----------
REVENUES                           $        --       $       --      $        --       $    --       $        --
                                   -----------       ----------      -----------       -------       -----------
EXPENSES
   General and administrative              261               --              251            --         1,398,658
                                   -----------       ----------      -----------       -------       -----------
     Total Expenses                        261               --              251            --         1,398,658
                                   -----------       ----------      -----------       -------       -----------
LOSS FROM OPERATIONS                      (261)              --             (251)           --        (1,398,658)
                                   -----------       ----------      -----------       -------       -----------
NET LOSS                           $      (261)      $       --      $      (251)      $    --       $(1,398,658)
                                   ===========       ==========      ===========       =======       ===========
BASIC LOSS PER SHARE OF
 COMMON STOCK                      $     (0.00)      $    (0.00)     $     (0.00)      $ (0.00)
                                   ===========       ==========      ===========       =======


                              VENTURES-UNITED, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
            From Inception on February 10, 1986 through June 30, 2000

                                                                                                       Deficit
                                                                                                     Accumulated
                                                      Common Stock                  Additional       During the
                                               -----------------------------         Paid-in         Development
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


                              VENTURES-UNITED, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
            From Inception on February 10, 1986 through June 30, 2000

                                                                                                       Deficit
                                                                                                     Accumulated
                                                      Common Stock                  Additional       During the
                                               -----------------------------         Paid-in         Development
                                                 Shares             Amount           Capital             Stage
                                               -----------       -----------       -----------       -----------
Balance, December 31, 1998                       9,718,788       $     9,719       $ 1,376,873       $(1,386,857)

Common stock issued for cash at $0.001
 per share                                      20,000,000            20,000                --                --

Canceled shares of common stock at $0.001
 per share                                      (1,000,000)           (1,000)               --                --

Net loss for the year ended
 December 31, 1999                                      --                --                --           (11,540)
                                               -----------       -----------       -----------       -----------
Balance, December 31, 1999                      28,718,788            28,719         1,376,873        (1,398,397)

Canceled shares of common stock at
 $0.002 per share (unaudited)                   (1,398,788)           (1,399)           (1,399)               --

Net loss for the six months ended
 June 30, 2000 (unaudited)                              --                --                --              (261)
                                               -----------       -----------       -----------       -----------
Balance, June 30, 2000 (unaudited)              27,320,000       $    27,320       $ 1,375,474       $ 1,398,658
                                               ===========       ===========       ===========       ===========


                              VENTURES-UNITED, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                          From
                                                        For the                  For the              Inception on
                                                   Six Months Ended          Three Months Ended       February 10,
                                                       June 30,                   June 30,            1986 Through
                                                ----------------------     ----------------------       June 30,
                                                   2000           1999        2000           1999         2000
                                                -----------       ----     -----------       ----     -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                     $      (261)      $--      $      (251)      $--      $(1,398,658)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
     Stock issued for services                           --        --               --        --          100,000
     Stock issued to acquire company                     --        --               --        --          150,000
     Stock issued for fixed assets                       --        --               --        --           98,841
     Stock issued for marketing and
      manufacturing rights                               --        --               --        --          950,250
     Contributed capital for expenses                    --        --               --        --            1,566
   Changes in operating assets and
     liabilities:
     Increase (decrease) in accounts
      payable                                            --        --               --        --              100
                                                -----------       ---      -----------       ---      -----------
       Net Cash (Used) by Operating
        Activities                                     (261)       --             (251)       --          (97,910)
                                                -----------       ---      -----------       ---      -----------
CASH FLOWS FROM INVESTING ACTIVITIES                     --        --               --        --               --
                                                -----------       ---      -----------       ---      -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Purchase and cancellation of shares               (2,798)       --               --        --           (3,798)
   Proceeds from common stock                            --        --               --        --          137,000
   Stock offering costs                                  --        --               --        --          (31,065)
                                                -----------       ---      -----------       ---      -----------
       Net Cash Provided by Financing
        Activities                                   (2,798)       --               --        --          102,137
                                                -----------       ---      -----------       ---      -----------
NET INCREASE (DECREASE) IN CASH                      (3,059)       --             (251)       --            4,236

CASH AT BEGINNING OF PERIOD                           7,295        --            4,487        --               --
                                                -----------       ---      -----------       ---      -----------
CASH AT END OF PERIOD                           $     4,236       $--      $     4,236       $--      $     4,236
                                                ===========       ===      ===========       ===      ===========

                              VENTURES-UNITED, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                          From
                                               For the               For the          Inception on
                                           Six Months Ended     Three Months Ended    February 10,
                                               June 30,              June 30,         1986 Through
                                          -----------------     ------------------      June 30,
                                           2000       1999       2000       1999         2000
                                          ------     ------     ------     ------     ---------
SUPPLEMENTAL CASH FLOW INFORMATION

   Cash paid for:

     Taxes                                $  --      $  --      $  --      $  --      $     --
     Interest                             $  --      $  --      $  --      $  --      $     --

NON-CASH FINANCING ACTIVITIES

   Common stock issued to acquire
    company                               $  --      $  --      $  --      $  --      $150,000
   Common stock issued for services       $  --      $  --      $  --      $  --      $100,000
   Common stock issued for equipment      $  --      $  --      $  --      $  --      $ 98,841
   Common stock issued for marketing
     and manufacturing rights             $  --      $  --      $  --      $  --      $950,250


                              VENTURES-UNITED, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999


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

                For the Six Months Ended
                     June 30, 2000
     --------------------------------------------
        Loss            Shares          Per Share
     (Numerator)     (Denominator)        Amount
     -----------     -------------      ---------
       $ (261)        28,019,394         $ (0.00)
       ======         ==========         =======


                For the Six Months Ended
                     June 30, 1999
     --------------------------------------------
        Loss            Shares          Per Share
     (Numerator)     (Denominator)        Amount
     -----------     -------------      ---------
       $   --         $9,718,788         $ (0.00)
       ======         ==========         =======


                              VENTURES-UNITED, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     f.   Basic Loss Per Share (Continued)

                For the Three Months Ended
                     June 30, 2000
     --------------------------------------------
        Loss            Shares          Per Share
     (Numerator)     (Denominator)        Amount
     -----------     -------------      ---------
       $ (251)        27,320,000         $ (0.00)
       ======         ==========         =======


               For the Three Months Ended
                     June 30, 1999
     --------------------------------------------
        Loss            Shares          Per Share
     (Numerator)     (Denominator)        Amount
     -----------     -------------      ---------
       $   --          9,718,788         $ (0.00)
       ======         ==========         =======


     g.   Revenue Recognition Policy

     The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

     h.   Unaudited Financial Statements

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

                              VENTURES-UNITED, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999


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

     During the preceding year, the Company has not experienced any material changes in results of operation. During the quarter ended June 30, 2000, the Company had $261 in general and administrative expenses, as compared to $251 in expenses for the quarter ended June 30, 1999. All of such expenses were incurred in connection with the Company's efforts to reactivate its business.

     The Company has realized a net loss for the three months ended June 30, 2000 and 1999, of $261 and $251, respectively; and a net loss since inception of $1,398,658.

(3)  LIQUIDITY AND CAPITAL RESOURCES

     The Company has not experienced a material change in financial condition over the past year. At June 30, 2000, the Company had working capital of approximately $4,236, which has not changed significantly since December 31, 1999. Working capital as of both dates consists of cash. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

     None.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

     None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended June 30, 2000, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

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