Form 10QSB
period 2000-09-30
VENTURES UNITED INC
filed 2001-02-23
CIK 789878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark one)
   /X/         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


                      217 West 900 South, Orem, Utah 84057
                      ------------------------------------
         Former name, former address and former fiscal year, if changed since last report.


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

                              VENTURES-UNITED, INC.

              Form 10-QSB for the Quarter ended September 30, 2000

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


                              VENTURES-UNITED, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                             September 30,     December 31,
                                                                 2000              1999
                                                             -------------     ------------
                                                             (Unaudited)
CURRENT ASSETS

   Cash                                                      $     4,236       $     7,295
                                                             -----------       -----------
     Total Current Assets                                          4,236             7,295
                                                             -----------       -----------
     TOTAL ASSETS                                            $     4,236       $     7,295
                                                             ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                          $       100       $       100
                                                             -----------       -----------
     Total Current Liabilities                                       100               100
                                                             -----------       -----------
     Total Liabilities                                               100               100
                                                             -----------       -----------
STOCKHOLDERS' EQUITY

   Common stock, $0.001 par value 500,000,000 shares
    authorized; 27,447,000 and 28,718,788 shares issued
    and outstanding, respectively                                 27,447            28,719
   Additional paid-in capital                                  1,375,474         1,376,873
   Deficit accumulated during the development stage           (1,398,785)       (1,398,397)
                                                             -----------       -----------
     Total Stockholders' Equity                                    4,136             7,195
                                                             -----------       -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $     4,487       $     7,295
                                                             ===========       ===========


                              VENTURES-UNITED, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                                               From
                                            For the                               For the                  Inception on
                                         Nine Months Ended                   Three Months Ended            February 10,
                                           September 30,                        September 30,              1986 Through
                                   -----------------------------       -----------------------------       September 30,
                                       2000             1999              2000              1999               2000
                                   -----------       -----------       -----------       -----------       -------------
REVENUES                           $        --       $        --       $        --       $        --       $        --
                                   -----------       -----------       -----------       -----------       -----------
EXPENSES

   General and administrative              388            11,540               127             1,000         1,398,785
                                   -----------       -----------       -----------       -----------       -----------
     Total Expenses                        388            11,540               127             1,000         1,398,785
                                   -----------       -----------       -----------       -----------       -----------
LOSS FROM OPERATIONS                      (388)          (11,540)             (127)           (1,000)       (1,398,785)
                                   -----------       -----------       -----------       -----------       -----------
NET LOSS                           $      (388)      $   (11,540)      $      (127)      $    (1,000)      $(1,398,785)
                                   ===========       ===========       ===========       ===========       ===========
BASIC LOSS PER SHARE OF
 COMMON STOCK                      $     (0.00)      $     (0.00)      $     (0.00)      $     (0.00)
                                   ===========       ===========       ===========       ===========


                              VENTURES-UNITED, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
         From Inception on February 10, 1986 through September 30, 2000

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


                              VENTURES-UNITED, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
         From Inception on February 10, 1986 through September 30, 2000


                                                                                                       Deficit
                                                                                                     Accumulated
                                                        Common Stock               Additional        During the
                                               -----------------------------        Paid-in          Development
                                                 Shares             Amount          Capital             Stage
                                               -----------       -----------       -----------       -----------
Balance, December 31, 1998                       9,718,788       $     9,719       $ 1,376,873       $(1,386,857)

Common stock issued for cash at $0.001
 per share                                      20,000,000            20,000                --                --

Canceled shares of common stock at $0.001
 per share                                      (1,000,000)           (1,000)               --                --

Net loss for the year ended
 December 31, 1999                                      --                --                --           (11,540)
                                               -----------       -----------       -----------       -----------
Balance, December 31, 1999                      28,718,788            28,719         1,376,873        (1,398,397)

Canceled shares of common stock at
 $0.002 per share (unaudited)                   (1,398,788)           (1,399)           (1,399)               --

Common stock issued for services at
 $0.001 per share (unaudited)                      127,000               127                --                --

Net loss for the nine months ended
 September 30, 2000 (unaudited)                         --                --                --              (388)
                                               -----------       -----------       -----------       -----------
Balance, September 30, 2000 (unaudited)         27,447,000       $    27,447       $ 1,375,474       $(1,398,785)
                                               ===========       ===========       ===========       ===========

                              VENTURES-UNITED, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                                   From
                                                          For the                            For the           Inception on
                                                       Nine Months Ended                Three Months Ended     February 10,
                                                         September 30,                    September 30,        1986 Through
                                                -----------------------------       ------------------------   September 30,
                                                   2000              1999              2000            1999        2000
                                                -----------       -----------       -----------       ------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                     $      (261)      $   (11,540)      $      (127)      $--      $(1,398,785)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
     Stock issued for services                          127                --               127        --          100,000
     Stock issued to acquire company                     --                --                --        --          150,000
     Stock issued for fixed assets                       --                --                --        --           98,841
     Stock issued for marketing and
      manufacturing rights                               --                --                --        --          950,250
     Contributed capital for expenses                    --                --                --        --            1,566
   Changes in operating assets and
     liabilities:
     Increase (decrease) in accounts
      payable                                            --                --                --        --              100
                                                -----------       -----------       -----------       ---      -----------
       Net Cash (Used) by Operating
        Activities                                     (261)          (11,705)               --        --       (3,901,303)
                                                -----------       -----------       -----------       ---      -----------
CASH FLOWS FROM INVESTING ACTIVITIES                     --                --                --        --               --
                                                -----------       -----------       -----------       ---      -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Purchase and cancellation of shares               (2,798)               --                --        --           (3,798)
   Proceeds from common stock                            --                --                --        --          137,000
   Stock offering costs                                  --                --                --        --          (31,065)
                                                -----------       -----------       -----------       ---      -----------
       Net Cash Provided by Financing
        Activities                                   (2,798)               --                --        --          102,137
                                                -----------       -----------       -----------       ---      -----------
NET INCREASE (DECREASE) IN CASH                      (3,059)               --                --        --            4,236

CASH AT BEGINNING OF PERIOD                           7,295                --             4,487        --               --
                                                -----------       -----------       -----------       ---      -----------
CASH AT END OF PERIOD                           $     4,236       $        --       $     4,236       $--      $     4,236
                                                ===========       ===========       ===========       ===      ===========


                              VENTURES-UNITED, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                           From
                                                   For the                       For the               Inception on
                                                Nine Months Ended           Three Months Ended         February 10,
                                                  September 30,                September 30,           1986 Through
                                          -------------------------     -------------------------      September 30,
                                             2000         1999            2000            1999             2000
                                          ---------     -----------     --------      -----------      -------------
SUPPLEMENTAL CASH FLOW
 INFORMATION

   Cash paid for:

     Taxes                                $     --      $       --      $     --      $        --      $     --
     Interest                             $     --      $       --      $     --      $        --      $     --
NON-CASH FINANCING ACTIVITIES

   Common stock issued to acquire
    company                               $     --      $       --      $     --      $        --      $150,000
   Common stock issued for services       $    127      $       --      $    127      $        --      $100,127
   Common stock issued for equipment      $     --      $       --      $     --      $        --      $ 98,841
   Common stock issued for marketing
     and manufacturing rights             $     --      $       --      $     --      $        --      $950,250


                              VENTURES-UNITED, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999

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

                  For the Nine Months Ended
                      September 30, 2000
     --------------------------------------------------
        Loss                Shares           Per Share
     (Numerator)         (Denominator)         Amount
     -----------         -------------       ---------
     $     (388)          27,786,263         $  (0.00)
     ==========           ==========         ========

                              VENTURES-UNITED, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     f.   Basic Loss Per Share (Continued)

                  For the Nine Months Ended
                      September 30, 1999
     --------------------------------------------------
        Loss                Shares           Per Share
     (Numerator)         (Denominator)         Amount
     -----------         -------------       ---------
     $  (11,540)         $ 9,718,788         $  (0.00)
     ==========           ==========         ========

                 For the Three Months Ended
                      September 30, 2000
     --------------------------------------------------
        Loss                Shares           Per Share
     (Numerator)         (Denominator)         Amount
     -----------         -------------       ---------
     $     (127)          27,320,000         $  (0.00)
     ==========           ==========         ========

                 For the Three Months Ended
                        June 30, 1999
     --------------------------------------------------
        Loss                Shares           Per Share
     (Numerator)         (Denominator)         Amount
     -----------         -------------       ---------
     $   (1,000)           9,718,788         $  (0.00)
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

                              VENTURES-UNITED, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 2 - GOING CONCERN (Continued)

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

     During the preceding year, the Company has not experienced any material changes in results of operation. During the quarter ended September 30, 2000, the Company had $127 in general and administrative expenses, as compared to $1,000 in expenses for the quarter ended September 30, 1999. All of such expenses were incurred in connection with the Company's efforts to reactivate its business.

     The Company has realized a net loss for the three months ended September 30, 2000 and 1999, of $127 and $1,000, respectively; and a net loss since inception of $1,398,785.

(3)  LIQUIDITY AND CAPITAL RESOURCES

     The Company has not experienced a material change in financial condition over the past year. At September 30, 2000, the Company had working capital of approximately $4,236, which has not changed significantly since December 31, 1999. Working capital as of both dates consists of short-term investments, and cash and cash equivalents. The Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

     None.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

     None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended September 30, 2000, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

ITEM 5 - OTHER INFORMATION

     None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     None.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       VENTURES-UNITED, INC.


     February 1, 2001                  /s/ George R. Horton
                                       --------------------------------------
                                       George R. Horton, President



                                       VENTURES-UNITED, INC.


     February 1, 2001                  /s/ Jared C. Southwick
                                       --------------------------------------
                                       Jared C. Southwick, Secretary/Treasurer