Form 10KSB
period 2000-12-31
VENTURES UNITED INC
filed 2001-06-05
CIK 789878

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-KSB

[X]	Annual report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 2000, or

[  ]	Transition report pursuant to section 13 or 15(d) of the Securities
Exchange act of 1934 for the transition period from    to

                     Commission File Number: 33-03437-D

                           VENTURES-UNITED, INC.
          (Exact name of Registrant as specified in its Charter)

                Utah                                     87-0365131
    (State or Other Jurisdiction of                    (IRS Employer
     Incorporation or Organization)                  Identification No.)

              342 East 900 South, Salt Lake City, Utah 84111
           (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number including Area Code: (801) 363-9065

Former name, former address and former fiscal year, if changed since last report: Not Applicable

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues (consisting only of interest income) for its most recent fiscal year: $0.

The aggregate market value of voting stock held by non-affiliates: As of the date this report is filed there is no public market for the common stock of the issuer, so the aggregate market value of such stock is $0.

As of December 31, 2001, the Registrant had outstanding 32,447,000 shares of Common Stock, par value $0.001.

Documents incorporated by reference:  None.

                          TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                         Page


Part I


1.	Description of Business                                     3

2.	Description of Property                                     7

3.	Legal Proceedings                                           7

4.	Submission of Matters to a Vote of Security Holders         8

Part II

5.	Market for Common Equity and Related Stockholder Matters    8

6.	Management's Discussion and Analysis and Plan of Operation  8

7.	Financial Statements                                        9

8.	Changes in and Disagreements with Accountants               9
	on Accounting and Financial Disclosure

Part III


9.	Directors, Executive Officers, Promoters and Control        10
	Persons; Compliance with Section 16(a) of the Exchange Act

10.	Executive Compensation                                      11

11.	Security Ownership of Certain Beneficial Owners and         11
      Management

12.	Certain Relationships and Related Transactions              12

13.	Exhibits and Reports on Form 8-K                            12

Signatures                                                        13

FORWARD-LOOKING STATEMENT NOTICE

	When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

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

	In 1987, the Company completed a number of transactions for the purpose of being actively engaged in business operations, which were not successful and ultimately resulted in accumulated losses of approximately $1,200,000 and discontinued operations. In April 1987, the Company acquired certain manufacturing and marketing rights from Universal Sales Enterprises for the purpose of becoming engaged in the production of hearing products. On that same date the Company acquired certain manufacturing equipment from Hi-Tech Systems, Inc. for the sum of $98,841. These assets, tangible and intangible, were acquired for the total sum of $548,841, which was paid through the issuance of restricted stock at $0.75 per share, or a total of 731,788 shares of restricted common stock. In a separate transaction in April 1987, the Company acquired from an officer, Richard Olson, a 50% interest in the manufacturing and marketing rights to an invention of David A. Graen, who held the remaining 50% interest in such rights, for the sum of $500,250, payable through the issuance of a total of 667,000 shares of restricted common stock of the Company. In May 1987, the Company issued a total of 200,000 shares of restricted common stock to acquire American Financial Systems, a financial services firm. The Company attempted to operate these businesses for a short time, but was unsuccessful, and by the end of 1988, operations were substantially curtailed. The Company has been inactive for over ten years. As a result of the discontinuation of the businesses described above, in September 2000, the shares received by Richard R. Olson (667,000), Universal Sales Enterprises 600,000 shares) and Hi-Tech Systems, Inc. (131,788), were delivered back to the Company, for cancellation, and Sonos Corporation received a total of 127,000 shares of restricted stock for negotiating and closing the return of such shares.

	The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the

Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders.

	The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company's shareholders.

Selection of a Business

	The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. By relying on "word of mouth", the Company may be limited in the number of potential acquisitions it can identify. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

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

	The Company will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture's product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately. If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

	In seeking a business venture, the decision of management will not be controlled by an attempt to capitalize on any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company.

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

	In connection with the Company's acquisition of a business, the present shareholders of the Company, including officers and directors, may, as a negotiated element of the acquisition, sell a portion or all of the Company's common stock held by them at a significant premium over their original investment in the Company. It is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the number of "restricted securities" held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's common stock that could result from substantial sales of such shares after the restrictions no longer apply. As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

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

	It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company. The issuance of substantial additional securities and their potential sale into any trading market that may develop in the Company's securities may have a depressive effect on such market.

	While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the "Code"). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation. Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company's voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation hold 50% or more of the voting stock of the surviving entity. Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50% of the issued and outstanding shares of the surviving entity. Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in the Company.

	Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles ordinarily require that such a transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

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

Operation of Business After Acquisition

	The Company's operation following its acquisition of a business is dependent on the nature of the business and the interest acquired. The Company's present management may or may not have experience in the nature of the acquired business and is unable to predict whether the Company will be in control of the acquired business or whether the acquired business will be in control of the Company. It may be additionally expected that the acquired business will present and be subject to various risks like governmental regulation, competition and other risks that cannot be predicted at the present time.

Governmental Regulation

	It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets and/or conduct of businesses that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

	The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable investments.

Employees

The Company is a development stage company and currently has no employees. Executive officers will devote only such time to the affairs of the Company as they deem appropriate, which is estimated to be approximately 20 hours per month per person. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

ITEM 2.  DESCRIPTION OF PROPERTY

	The Company owns no properties. The Company uses offices at 342 East 900 South, Salt Lake City, Utah, 84111, provided free of charge by the transfer agent of the Company.

ITEM 3.  LEGAL PROCEEDINGS

	The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fiscal year covered by this report.

					PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

	There is no established trading market for the common stock, and there has not been a trading market in the Company's common stock for several years.

	Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, and does not expect to declare any dividends on the common stock in the foreseeable future.

	As of December 31, 2000, there were approximately 124 holders of record of the Company's Common Stock.

Recent sales of unregistered securities

	During the fiscal years ended December 31, 2000 and 1999, the Company issued 15,127,000 shares of restricted common stock in exchange for cash and services. The shares were issued in private transactions that did not involve any commissions or public solicitations and without registration in reliance on the exemption provided by Section 4(2) of the 1933 Securities Act. The following identifies the date, name of the purchaser, amount of shares purchased and nature of the consideration paid.

Date                 Name                  Shares        Consideration

December 2000   Sylvia Newman             1,500,000         $1,500

                Robert Taylor             1,500,000          $1,500

                Dennis Copenbarger        1,500,000          $1,500

                Maxie Newman               500,000            $500
March 2000
           Sonos Management Corporation     127,000    Business services
                                                       rendered on behalf
                                                       of the Company
November 1999
   		     John L Holler, Jr.      10,000,000          $10,000

                Butcher Family Trust     10,000,000          $10,000

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

	The Company had no operations and generated no revenue for the years ended December 31, 2000 and 1999.

     General and administrative expenses for the years ended December 31,
2000 and 1999 were $8,324 and $11,540, respectively.   These expenses
are attributable to the administrative, legal, professional, accounting and auditing costs associated with the filing requirements of a public reporting company.

	Due to the foregoing, the Company realized a net loss of $8,324 for the year ended December 31, 2000, compared to a net loss of $11,540 for the year ended December 31, 1999. The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

	At December 31, 2000, the Company had $6,766 in cash, and $5,566 in accounts payable giving the Company a working capital of $1,200.

	The Company does not have sufficient cash to meet its operational needs for the next twelve months. Management, like in the past, will attempt to raise capital for its current operational needs through loans from related parties, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for such an infusion; nor can there be assurances to that effect. Moreover, the Company's need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful.

	The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and
(ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

ITEM 7.  FINANCIAL STATEMENTS

	The following financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	The independent auditors of the Company for the nine months ended September 30, 2000 and the fiscal year ended December 31, 1999 were HJ & Associates, LLC, formerly Jones Jensen & Company ("HJ"). On May 29, 2001, the Company terminated the engagement of HJ as its independent auditors. The accounting firm of Pritchett, Siler & Hardy, P.C. ("PSH") has been approved by the Board of Directors of the Company to serve as independent auditors of the Company for the year ended December 31, 2000. The Company has been advised that neither PSH nor any of its members or associates has any relationship with the Company or any of its affiliates, except in the firm's proposed capacity as the Company's independent auditors.

	During the nine months ended September 30, 2000 and the fiscal year ended December 31, 1999, the financial statements of the Company did not contain any adverse opinion or disclaimer of opinion from the Company's former independent auditors, and were not modified as to uncertainty, audit scope, or accounting principles, except the reports issued by HJ contained a statement expressing doubt about the ability of the Company to continue as a going concern due to its status as a development stage company with no significant operating results. During the year ended December 31, 1999 and the nine months ended September 30, 2000, and from that date to the present, there were no disagreements with the former independent auditors on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure which, if not resolved to the former independent auditor's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its audit report.

					PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Officers

	The following table gives sets forth the names, ages, and positions of each officer and director of the Company.

Name				Age	Positions				      Since

George R. Horton		67	President and Director 	             1999

Jared C. Southwick	28	Secretary/Treasurer and Director 	 1999

D. Greg Steinicke		29	Director 					 2000

	All Directors hold their positions for one year or until their successors are duly elected and qualified. Officers hold their positions at the discretion of the Board of Directors.

	The following is information on the business experience of each director and officer.

	George R. Horton, President. Mr. Horton received a degree in animal husbandry from Brigham Young University in 1955, and a degree in secondary education from the University of Utah in 1959. Since 1992, Mr. Horton has been the chief executive officer of Sonos Management Corporation, a private holding and investment Nevada corporation. He is also the secretary and treasurer of Fashion Tech International, Inc. and Prestige Capital Corporation, both public inactive "shell" companies.

	Jared C. Southwick, Secretary/Treasurer. Mr. Southwick received an Associates of Science degree from the Salt Lake Community College in 1997, and is completing a bachelor's degree in E-Business. Since 1999, Mr. Southwick has been working as a consultant for Sonos Management Corporation and the University of Utah. From February 1997 to December 1998, he was the pharmacy coordinator for the Utah Community Health Association. In 1996, he worked as a pharmacy technician for Rx America. Mr. Southwick is also secretary and treasurer of Aphrodite Software Corporation, a public inactive "shell" company.

	D. Greg Steinicke, Director. Mr. Steinicke is the founder and president of Polished Image, a company operating in Salt Lake City, Utah that engages in the detailing of vehicles. From 1997 to 2000, he worked as a security consultant for Automated Building Systems.

Other Shell Company Activities

	The possibility exists that one or more of the officers and directors of the Company could become officers and/or directors of other shell companies, although they have no intention of doing so at the present time. There are certain conflicts of interest inherent with the officers and directors participating in other shell companies, which may be difficult or impossible to resolve in the best interests of the Company. Failure by management to conduct the Company's business in the best interest of the shareholders may result in liability of management of the Company to its shareholders.

ITEM 10.    EXECUTIVE COMPENSATION

	During the fiscal year ended December 31, 2000, no officer or director received any direct compensation for services rendered on behalf of the Company. The officers and directors may provide services in the future, as needed, and will be compensated at a rate of $30 per hour. The officers and directors of the Company will not receive any finder's fee from the Company as a result of their efforts to implement the Company's business plan outlined herein. However, officers and directors of the Company anticipate receiving benefits, if applicable, as beneficial shareholders of the Company.

	No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

	The following table sets forth as of May 29, 2001, the number and percentage of the 32,447,000 outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address                 Common Shares           Percent of Class

George R. Horton (1) (2)              127,000                0.39
1340 East 130 North
Springville, UT 84663

Jared C. Southwick (1)                 -0-                   0.00
277 East Mill Street
Bountiful, UT 84010

D. Greg Steinicke (1)                  -0-                   0.00
5616 South 2775 West
Salt Lake City, UT 84118

Gary R. Littler                    20,000,000               72.87
506 Santa Monica Blvd., Ste. 327
Santa Monica, CA 90401

Eileen Sulz                        1,600,000                 5.0
217 West 900 South
Orem, UT 84058

Jerry Sulz                         1,600,000                 5.00
217 West 900 South
Orem, UT 84058

Stewart Sulz                       1,600,000                 5.00
217 West 900 South
Orem, UT 84058

Officers and Directors               127,000                 0.39
  as a Group:  3 persons

(1)	Officer and/ or Director of the Company.

(2)	Shares are held of record by Sonos Management Corporation.  George
R. Horton is president of Sonos Management Corporation and may be deemed to have voting or investment control of such shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	March 2000, the Company issued 127,000 shares of restricted common stock to Sonos Management Corporation for business services rendered on behalf of the Company. Sonos Management Corporation is a private holding and investment Nevada corporation. The Company's officer and director, George R. Horton is president of Sonos Management Corporation and
Jared C. Southwick is an employee.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

	None

Exhibits

SEC Ref No.                  Title of Document                 Location

   3.1                     Articles of Incorporation               (1)
   3.2                              Bylaws                         (1)
  16.1             Letter on change in certifying accountant     Attached

(1)	Filed on February 23, 2001 with the SEC on Form 10-KSB for the fiscal year ended December 31, 1999 and incorporated herein by this reference.

SIGNATURES

	In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

VENTURES-UNITED, INC.

May 30, 2001		  By:  /s/  George H. Horton
                               George R. Horton, President

May 30, 2001		  By:  /s/ Jared C. Southwick
                               Jared C. Southwick, Secretary/ Treasurer

	In accordance with the Exchange Act, the registration statement has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

VENTURES-UNITED, INC.

May 30, 2001		  By:  /s/ George R. Horton
                               George R. Horton, Director


May 30, 2001		  By:  /s/ Jared C. Southwick
                               Jared C. Southwick, Director


May 30, 2001		  By:  _______________________________
                               D. Greg Steinicke, Director

                      INDEX TO FINANCIAL STATEMENTS

                           VENTURES-UNITED, INC.
                      [A Development Stage Company]




                                       CONTENTS

				                                        PAGE

	Independent Accountant's Report	                       F-1

	Independent Accountant's Report by HJ & Associates	     F-2

	Balance Sheet, December 31, 2000	                       F-3

	Statements of Operations, for the years ended	           F-4
	December 31, 2000 and 1999 and from
	inception on February 10,1986 through
	December 31, 2000

	Statement of Stockholders' Equity, from	                 F-5
	inception on February 10, 1986 through
	December 31, 2000

	Statements of Cash Flows, for the years ended 	           F-7
	December 31, 2000 and 1999 and from inception on February 10, 1986 through December 31, 2000


	Notes to Financial Statements	                             F-8

INDEPENDENT AUDITORS' REPORT


Board of Directors
VENTURES-UNITED, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Ventures-United, Inc.
[a development stage company] at December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
The financial statements of Ventures-United, Inc. as of and for the year ended December 31, 1999 were audited by other auditors whose report, dated October 19, 2000 expressed an unqualified opinion on these financial statements and included an explanatory paragraph expressing concern about the Company's ability to continue as a going concern. The financial statements as of December 31, 1999 reflect an accumulated deficit of $1,398,397. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements audited by us present fairly, in all material respects, the financial position of Ventures-United, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed Note 2 to the financial statements, the Company has suffered losses since inception and has not yet been successful in establishing profitable operations. Further, the Company does not have adequate working capital. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



PRITCHETT, SILER & HARDY, P.C.

April 10, 2001
Salt Lake City, UT

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



HJ & Associates, LLC
Salt Lake City, Utah
October 19, 2000

                        VENTURES - UNITED, INC.
                    [A Development Stage Company]

                             BALANCE SHEET

                                 ASSETS

                                                           December 31,
                                                               2000
				                                    ___________
CURRENT ASSETS:
	Cash 				                             $     6,766
				                                    ___________
		Total Current Assets		                       6,766
				                                    ___________
					                             $     6,766
				                                    ____________


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
	Accounts payable			                       $     5,566
				                                    ___________
			Total Current Liabilities		           5,566
				                                    ___________

STOCKHOLDERS' EQUITY:
	Common stock, $.001 par value,
		500,000,000 shares authorized,
		32,447,000 shares issued and
		outstanding		                                  32,447
	Capital in excess of par value		             1,375,474
	Deficit accumulated during the
	  development stage		                        (1,406,721)
				___________
		Total Stockholders' Equity		                 1,200
				                                    ___________
					                             $     6,766
				                                   ____________


The accompanying notes are an integral part of these financial statements.

                         VENTURES-UNITED, INC.
                    [A Development Stage Company]

                      STATEMENTS OF OPERATIONS



				                                      From
 			                          For the        Inception on
		                              Year Ended        February 10,
				                  December 31,     1986, Through
				              __________________    December 31,
					        2000         1999          2000
			                 __________  _________    ___________
										 (Unaudited)

REVENUE					$	-  $	      -   $	         -

COST OF SALES					-		-		   -
			                __________  __________	___________
GROSS PROFIT	                        -           -              -


EXPENSES:
	General and Administrative	  8,324      11,540      1,406,721
			                __________  __________    ___________
LOSS FROM OPERATIONS			 (8,324)    (11,540)    (1,406,721)
			                __________  __________    ___________

LOSS FROM OPERATIONS
  BEFORE INCOME TAXES			 (8,324)    (11,540)    (1,406,721)

CURRENT TAX EXPENSE			      -           -              -

DEFERRED TAX EXPENSE			      -           -              -
			                __________   _________    ___________
NET LOSS				    $	 (8,324)  $ (11,540)   $(1,406,721)
					   ___________  __________   ____________

LOSS PER COMMON SHARE		    $    (.00)  $    (.00)   $	(.13)
				         ___________  ___________  ____________


The accompanying notes are an integral part of these financial statements.

                       VENTURES-UNITED, INC.
                 [A Development Stage Company]

               STATEMENT OF STOCKHOLDERS' EQUITY

       FROM THE DATE OF INCEPTION ON FEBRUARY 10, 1986

                THROUGH DECEMBER 31, 2000

                                                                                        Deficit
                                                                                     Accumulated
                                              Common Stock           Capital in       During the
                                         _______________________     Excess of	 Development
                                          Shares          Amount      Par Value          Stage
			                       ___________   __________   ___________   ____________
BALANCE, February 10, 1986	     	               -   $       -    $       -     $          -

Issuance of common stock for cash
  at $.015 per share		            7,000,000        7,000       98,000                -

Issuance of common stock for services
  rendered at $.10 per share			1,000,000        1,000       99,000                -

Issuance of common stock from conversion
  of warrants at $.10 per share		  120,000          120       11,880                -

Issuance of common stock for marketing and
  manufacturing rights at $.75 per share	1,267,000        1,267      948,983                -

Issuance of common stock for equipment
  at $.75 per share			        131,788          132       98,709                -

Issuance of common stock to acquire American
  Financial Systems at $.75 per share	  200,000          200      149,800                -

Stock offering costs			              -            -      (31,065)               -

Net loss from inception on February 10, 1986
  through December 31, 1996			        -            -	          -       (1,386,592)
			                       ___________   __________  ___________     ____________
BALANCE, December 31, 1996		      9,718,788	      9,719	   1,375,307      (1,386,592)

Contributed capital for expenses                  -	          -        1,566               -

Net loss for the year ended December 31, 1997     -             -            -            (100)
			                       ___________    __________  ___________    ____________
BALANCE, December 31, 1997                9,718,788	      9,719    1,376,873      (1,386,692)

Net loss for the year ended December 31, 1998     -             -            -	      (165)
			                       ___________    __________  ___________    ____________
BALANCE, December 31, 1998	            9,718,788         9,719	   1,376,873      (1,386,857)

Issuance of common stock for cash at
  $.001 per share	                       20,000,000        20,000            -               -

Canceled shares of common stock at
  $.001 per share	                       (1,000,000)       (1,000)           -               -

Net loss for the year ended December 31, 1999	  -             -            -         (11,540)
			                       ___________    __________  ___________    ____________

                                        [Continued]

                           VENTURES-UNITED, INC.
                       [A Development Stage Company]

                     STATEMENT OF STOCKHOLDERS' EQUITY

              FROM THE DATE OF INCEPTION ON FEBRUARY 10, 1986

                        THROUGH DECEMBER 31, 2000

                                [CONTINUED]

                                                                                               Deficit
                                                                                             Accumulated
                                                        Common Stock           Capital in    During the
                                                  _______________________      Excess of     Development
                                                   Shares          Amount      Par Value        Stage

BALANCE, December 31, 1999                       28,718,788        28,719      1,376,873     (1,398,397)

Canceled shares of common stock at
  $.002 per share on January 19, 2000            (1,398,788)       (1,399)        (1,399)             -

Issuance of common stock for services
  rendered at $.001 per share on
  September 29, 2000                                127,000           127              -              -

Issuance of common stock for cash at $.001
  per share on December 30, 2000                  5,000,000         5,000	         -              -

Net loss for the year ended December 31, 2000             -             -              -         (8,324)
                                                ___________    __________    ___________   ____________
BALANCE, December 31, 2000                     $ 32,447,000     $  32,447    $ 1,375,474  $  (1,406,721)

The accompanying notes are an integral part of this financial statement

                         VENTURES-UNITED, INC.
                     [A Development Stage Company]

                        STATEMENTS OF CASH FLOWS

             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                  From
                                                             For the             Inception on
                                                           Year Ended            February 10,
                                                           December 31,          1986, Through
                                                        __________________       December 31,
                                                         2000         1999          2000
                                                        _________    _________    ___________
                                                                                  (Unaudited)
Cash Flows From Operating Activities:
	Net loss	                                      $ (8,324)  $  (11,540)   $ (1,406,721)
	Adjustments to reconcile net loss to
	  net cash used by operating activities:
		Non-cash expenses paid by stock issuance	       127            -       1,299,218
		Contributed capital for expenses                  -            -           1,566
		Changes is assets and liabilities:
		  Increase (Decrease) in accounts payable      5,466         (165)          5,566
                                                        ________     _________     ___________
		   Net Cash (Used) by Operating Activities    (2,731)     (11,705)       (100,371)
                                                        ________      ________     ___________
Cash Flows From Investing Activities:                          -            -               -
                                                        ________      ________     ___________
			Net Cash Flows (Used) by
                  Investing Activities                         -             -               -
                                                        ________      ________     ___________

Cash Flows From Financing Activities:
	Purchase and Cancellation of shares	               (2,798)       (1,000)          (3,798)
	Proceeds from issuance of common stock              5,000        20,000          142,000
	Stock offering costs                                    -             -          (31,065)
                                                        ________      ________     ___________
		 Net Cash Provided by Financing Activities    2,202        19,000          107,137
                                                        ________      ________     ___________

Net Increase (Decrease)in Cash                             (529)        7,295            6,766

Cash at Beginning of Period                               7,295             -                -
                                                        ________      ________     ___________


Cash at End of Period                                  $  6,766      $  7,295      $     6,766
                                                        ________      ________     ___________
Supplemental Disclosures of Cash Flow
  Information:

	Cash paid during the period for:
	  Interest                                       $      -      $      -      $        -
	  Income taxes                                   $      -      $      -      $        -

Supplemental Schedule of Noncash Investing and Financing Activities:
	For the year ended December 31, 2000
		The Company issued 127,000 shares of common stock for services
	      rendered at $.001 per share.

	For the year ended December 31, 1999
             None.


The accompanying notes are an integral part of these financial statements.

                          VENTURES-UNITED, INC.
                      [A Development Stage Company]

                     NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Ventures - United, Inc. ("the Company") was organized under the laws of the State of Utah on February 10, 1986 for the purpose of seeking a favorable business opportunity. The Company currently has no ongoing operations and is considered a development stage company as defined n SFAS No. 7. The company is currently seeking business opportunities or potential business acquisitions.

Loss Per Share - The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 6].

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

Accounting Method - The Company's financial statements are prepared on the accrual method of accounting.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, has insufficient working capital, and has no on-going operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is seeking potential business opportunities and is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock or through the acquisition of another Company. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                         VENTURES-UNITED, INC.
                     [A Development Stage Company]

                     NOTES TO FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

Management Compensation - During the year ended December 31, 2000 the Company did not pay any compensation to any officer/directors of the Company.

NOTE 4 - COMMON STOCK

Stock Issuance - On December 20, 2000, the Company issued 5,000,000 shares of previously authorized but unissued common stock for cash, valued at $5,000 (or $.001 per share).

On September 29, 2000, the Company issued 127,000 shares of previously authorized but unissued common stock for services rendered, valued at $127, (or $.001 per share).

Stock Cancellation - On January 19, 2000, the Company canceled 1,398,788 of common stock valued at
$2,798 (or $.002 per share).

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".
FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2000 the Company has available unused operating loss carryforwards of approximately $20,000, which may be applied against future taxable income and which expire in various years through 2020.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $6,800 as of December 31, 2000 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $2,800 during the year ended December 31, 2000.

                          VENTURES-UNITED, INC.
                      [A Development Stage Company]

                      NOTES TO FINANCIAL STATEMENTS


NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the year ended December 31, 2000 and 1999 and from inception on February 10, 1986 through December 31, 2000:

                                                                        From
                                                   For the       Inception on
                                                 Year Ended       February 10,
                                                December 31,     1986, Through
                                          _____________________   December 31,
                                             2000        1999          2000
                                          __________   __________   ____________

	Loss from continuing operations
	  available to common stock
	  holders (numerator)               $  (8,324)  $ (11,540)   $ (1,406,721)
                                          __________   __________   ____________
	Weighted average number of
	  common shares outstanding
	  used in earnings per share
	  during the period                27,438,546   13,052,121      11,165,178
                                          _________   __________     ___________

Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.