Form 10QSB
period 2001-03-31
VENTURES UNITED INC
filed 2001-06-22
CIK 789878

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

                         (801) 363-9065
        Registrant's Telephone Number including Area Code

                         Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2001:  32,447,000
shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                      VENTURES-UNITED, INC.

                              INDEX

                                                       Page

PART I.   Financial Information                           3

          Unaudited Condensed Balance Sheets, March       3
          31, 2001

          Unaudited Condensed Statement of                4
          Operations for the Three Months Ended
          March 31, 2001 and 2000, and from
          Inception on February 10, 1986 through
          March 31, 2001                                  5

          Unaudited Condensed Statement of Cash
          Flows for the Three Months Ended March
          31, 2001 and 2000, and from Inception on        6
          February 10, 1986 through March 31, 2001
                                                          9
          Notes to Unaudited Condensed Financial
          Statements

          Management's Discussion and Analysis of
          Financial Condition
          or Plan of Operation

PART II.  Other Information                              10

          Signatures                                     11

                             PART I.
                      Financial Information

                     VENTURES - UNITED, INC.
                  [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEET

                             ASSETS


                                                       March 31,
                                                          2001
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
                                                     ____________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      VENTURES-UNITED, INC.
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                                            From
                                   For the Three       Inception on
                                   Months Ended         February 10,
                                      March 31,        1986, Through
                                 __________________      March 31,
                                   2001     2000           2001
                                ___________________________________

REVENUE                         $      -  $     -    $         -

EXPENSES:
  General and Administrative           -       10      1,406,721
                                ___________________________________

LOSS BEFORE INCOME TAXES               -      (10)    (1,406,721)

CURRENT TAX EXPENSE                    -        -              -

DEFERRED TAX EXPENSE                   -        -              -
                                ____________________________________

NET LOSS                        $      -  $   (10)   $(1,406,721)
                                _____________________________________

LOSS PER COMMON SHARE           $      -  $  (.00)   $      (.12)
                                _____________________________________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      VENTURES-UNITED, INC.
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                     From
                                                 For the Three   Inception on
                                                  Months Ended   February 10,
                                                    March 31,    1986,Through
                                               __________________  March 31,
                                                 2001     2000       2001
                                               ______________________________
Cash Flows From Operating Activities:
 Net loss                                     $     -   $   (10) $(1,406,721)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Non-cash expenses paid by stock issuance          -         -    1,299,218
  Contributed capital for expenses                  -         -        1,566
  Changes is assets and liabilities:
   Increase (Decrease) in accounts payable          -         -        5,566
                                               ________   _______  ____________
  Net Cash (Used) by Operating Activities           -       (10)    (100,371)
                                               ________   _______  ____________
Cash Flows From Investing Activities:               -         -            -
                                               ________   _______  ____________
  Net Cash Flows (Used) by Investing Activities     -         -            -
                                               ________   _______  ____________
Cash Flows From Financing Activities:
 Purchase and Cancellation of shares                -    (2,798)      (3,798)
 Proceeds from issuance of common stock             -         -      142,000
 Stock offering costs                               -         -      (31,065)
                                               ________   _______  ____________
     Net Cash Provided by Financing Activities      -    (2,798)     107,137
                                               ________   _______  ____________
Net Increase (Decrease) in Cash                     -    (2,808)       6,766

Cash at Beginning of Period                     6,766     7,295            -
                                               ________  _______   ____________

Cash at End of Period                         $ 6,766   $ 4,487  $     6,766
                                               ________  _______   ____________
Supplemental Disclosures of Cash Flow
  Information:

 Cash paid during the period for:
   Interest                                   $     -   $    -   $         -
   Income taxes                               $     -   $    -   $         -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the three months ended March 31, 2001:
     None.

  For the three months ended March 31, 2000:
     None.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      VENTURES-UNITED, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Ventures - United, Inc. ("the Company") was organized under the laws of the State of Utah on February 10, 1986 for the purpose of seeking a favorable business opportunity. The Company currently has no ongoing operations and is considered a development stage company as defined in SFAS No. 7. The company is currently seeking business opportunities or potential business acquisitions.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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

                      VENTURES-UNITED, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 3 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the period ended March 31, 2001 the Company did not pay any compensation to any officer/directors of the Company.

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

  Stock Cancellation - On January 19, 2000, the Company canceled
  1,398,788 of common stock valued at $2,798 (or $.002 per share).

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2001 the Company has available unused operating loss carryforwards of approximately $20,000, which may be applied against future taxable income and which expire in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $6,800 as of March 31, 2001 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $0 during the period ended March 31, 2001.

                      VENTURES-UNITED, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three months ended March 31, 2001 and 2000 and from inception on February 10, 1986 through March 31, 2001:

                                                              From
                                     For the Three         Inception on
                                     Months Ended          February 10,
                                      March 31,           1986, Through
                                 _____________________       March 31,
                                    2001         2000          2001
                                 ______________________________________
Loss from continuing operations
 available to common stock
 holders (numerator)            $         -  $       (10)  $ (1,406,721)
                                 ______________________________________
Weighted average number of
 common shares outstanding
 used in earnings per share
 during the period               32,447,000    28,718,788    11,511,662
                                 ______________________________________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      OR PLAN OF OPERATION

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

Three Months Ended March 31, 2001 and 2000

The Company had no revenue from continuing operations for the three-month periods ended March 31, 2001 and 2000.

The Company had general and administrative expenses of $0 and $10 for the three months ended March 31, 2001 and 2000, respectively.

As a result, the Company realized no net loss or gain for the three months ended March 31, 2001, as compared to a net loss of $10 for the same period in 2000. The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

At March 31, 2001, the Company had $6,766 in cash, and $5,566 in accounts payable giving the Company a working capital of $1,200.

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

                   PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:

None

REPORTS ON FORM 8-K

None

                           SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   VENTURES-UNITED, INC.


Date: June 18, 2001                By: /s/Jared C. Southwick
                                   Jared C. Southwick,
                                   Secretary/ Treasurer