Form 10QSB/A
period 2001-03-31
VENTURES UNITED INC
filed 2001-10-04
CIK 789878

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

                         Amendment No. 1

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                Commission File Number: 000-32921

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of March 31, 2001 there were 32,447,000 shares of common stock outstanding.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                      VENTURES-UNITED, INC.

                              INDEX

                                                       Page

PART I.   Financial Information                                     3

          Unaudited Condensed Balance Sheets, March 31, 2001        3

          Unaudited Condensed Statement of Operations for the       4
          Three Months Ended March 31, 2001 and 2000, and from Inception on February 10, 1986 through March 31, 2001

          Unaudited Condensed Statement of Cash Flows for the       5
          Three Months Ended March 31, 2001 and 2000, and from
          Inception on February 10, 1986 through March 31, 2001

          Notes to Unaudited Condensed Financial Statements         6

          Management's Discussion and Analysis of Financial         9
          Condition or Plan of Operation

PART II.  Other Information                                        10

          Signatures                                               10

                              PART I.
                      Financial Information

                     VENTURES - UNITED, INC.
                  [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEET

                             ASSETS


                                                       March 31,
                                                          2001
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $    5,960
                                                      ___________
        Total Current Assets                                5,960
                                                      ___________
                                                       $    5,960
                                                     ____________


              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                     $    5,566
                                                      ___________
        Total Current Liabilities                           5,566
                                                      ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   500,000,000 shares authorized,
   32,447,000 shares issued and
   outstanding                                             32,447
  Capital in excess of par value                        1,375,474
  Deficit accumulated during the
    development stage                                  (1,407,527)
                                                      ___________
        Total Stockholders' Equity                            395
                                                      ___________
                                                       $    5,960
                                                     ____________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      VENTURES-UNITED, INC.
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                        From
                                 For the Three      Inception on
                                  Months Ended      February 10,
                                     March 31,     1986, Through
                              ____________________    March 31,
                                 2001       2000        2001
                              _________________________________

REVENUE                       $      -   $     -   $         -

EXPENSES:
  General and Administrative     2,306        10     1,409,027
                              _________________________________
LOSS BEFORE OTHER INCOME:       (2,306)      (10)   (1,407,527)

OTHER INCOME
  Other Income                   1,500         -         1,500
                              _________________________________

LOSS BEFORE INCOME TAXES          (806)      (10)   (1,407,527)

CURRENT TAX EXPENSE                  -         -             -

DEFERRED TAX EXPENSE                 -         -             -
                              __________________________________
NET LOSS                      $   (806)  $   (10)  $(1,407,527)
                              __________________________________

LOSS PER COMMON SHARE         $   (.00)  $  (.00)  $      (.12)
                              __________________________________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      VENTURES-UNITED, INC.
                  [A Development Stage Company]
          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                              From
                                                       For the Three      Inception on
                                                        Months Ended      February 10,
                                                          March 31,       1986, Through
                                                     __________________      March 31,
                                                      2001        2000          2001
                                                     ______     _______     ___________
Cash Flows From Operating Activities:
 Net loss                                          $   (806)   $    (10)   $ (1,407,527)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Non-cash expenses paid by stock issuance                 -           -       1,299,218
  Contributed capital for expenses                         -           -           1,566
  Changes is assets and liabilities:
    Increase (Decrease) in accounts payable                -           -           5,566
                                                     _______      ______       _________
      Net Cash (Used) by Operating Activities           (806)        (10)       (101,177)
                                                     _______      ______       _________
Cash Flows From Investing Activities:                      -           -               -
                                                     _______      ______       _________
      Net Cash Flows (Used) by Investing Activities        -           -               -
                                                     _______      ______       _________
Cash Flows From Financing Activities:
 Purchase and Cancellation of shares                       -      (2,798)         (3,798)
 Proceeds from issuance of common stock                    -           -         142,000
 Stock offering costs                                      -           -         (31,065)
                                                     _______      ______       _________
     Net Cash Provided by Financing Activities             -      (2,798)        107,137
                                                     _______      ______       _________
Net Increase (Decrease) in Cash                         (806)     (2,808)          5,960

Cash at Beginning of Period                            6,766       7,295               -
                                                     _______      ______       _________
Cash at End of Period                               $  5,960    $  4,487    $      5,960
                                                     _______      ______       _________
Supplemental Disclosures of Cash Flow
  Information:

 Cash paid during the period for:
   Interest                                         $      -    $      -    $          -
   Income taxes                                     $      -    $      -    $          -

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

  Loss  Per  Share  - The computation of loss per share  of  common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 7].

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

  Stock Cancellation - On January 19, 2000, the Company canceled 1,398,788 of common stock valued at $2,798 (or $.002 per share).

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2001 the Company has available unused operating loss carryforwards of approximately $20,800, which may be applied against future taxable income and which expire in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $7,000 as of March 31, 2001 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $300 during the period ended March 31, 2001.

                      VENTURES-UNITED, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - OTHER INCOME

  During 2001 the Company recorded other income of $1,500 which consisted of a refund of legal fees expensed in prior years.

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three months ended March 31, 2001 and 2000 and from inception on February 10, 1986 through March 31, 2001:

                                                              From
                                     For the Three        Inception on
                                      Months Ended         February 10,
                                        March 31,         1986, Through
                                 _____________________       March 31,
                                     2001         2000         2001
                                 _______________________________________

Loss from continuing operations
 available to common stock
 holders (numerator)            $      (806)  $      (10)  $  (1,407,527)
                                 _______________________________________
Weighted average number of
 common shares outstanding
 used in earnings per share
 during  the period              32,447,000   28,718,788      11,511,662
                                 _______________________________________

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

The Company had general and administrative expenses of $2,306 and $10 for the three months ended June 30, 2001 and 2000, respectively. These expenses consisted of professional fees and expenses incurred to prepare financial statements and comply with the periodic report filing obligations of the Company under the Securities Exchange Act of 1934. The Company realized other income of $1,500 as a result of a refund of professional fees paid in a prior period.

As a result, the Company realized a net loss of $806 for the three months ended March 31, 2001, as compared to a net loss of $10 for the same period in 2000. The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

At March 31, 2001, the Company had $5,960 in cash, and $5,566 in accounts payable giving the Company a working capital of $394.

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

The Company's current operating plan is to handle the administrative and reporting requirements of a public company, and search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

                   PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K:  None.

                           SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   VENTURES-UNITED, INC.


Date:  September 28, 2001         By: /s/ Jared Southwick, Secretary