Form 10QSB
period 2001-06-30
VENTURES UNITED INC
filed 2001-10-04
CIK 789878

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of June 30, 2001 there were 32,447,000 shares of common stock outstanding.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                      VENTURES-UNITED, INC.

                              INDEX

                                                                  Page

PART I.   Financial Information                                    3

          Unaudited Condensed Balance Sheet, June 30, 2001         3

          Unaudited Condensed Statement of Operations for the      4
          Three Months and Six Months Ended June 30, 2001 and
          2000, and from Inception on February 10, 1986
          through June 30, 2001

          Unaudited Condensed Statement of Cash Flows for the      5
          Six Months Ended June 30, 2001 and 2000, and from
          Inception on February 10, 1986 through June 30, 2001

          Notes to Unaudited Condensed Financial Statements        6

          Management's Discussion and Analysis of Financial        9
          Condition or Plan of Operation

PART II.  Other Information                                       10

          Signatures                                              10

                             PART I.
                      Financial Information

                     VENTURES - UNITED, INC.
                  [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEET

                             ASSETS


                                                        June 30,
                                                          2001
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $    1,770
                                                      ___________
        Total Current Assets                                1,770
                                                      ___________
                                                       $    1,770
                                                     ____________


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                     $    1,870
  Advances payable - related party                          2,631
                                                      ___________
        Total Current Liabilities                           4,501
                                                      ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   500,000,000 shares authorized,
   32,447,000 shares issued and
   outstanding                                             32,447
  Capital in excess of par value                        1,375,474
  Deficit accumulated during the
    development stage                                  (1,410,652)
                                                      ___________
        Total Stockholders' Equity (Deficit)               (2,731)
                                                      ___________
                                                       $    1,770
                                                     ____________

  The accompanying notes are an integral part of this unaudited condensed financial statement.

                      VENTURES-UNITED, INC.
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                For the Three         For the Six  From Inception
                                 Months Ended        Months Ended  on February 10,
                                    June 30,           June 30,     1986, Through
                                __________________________________     June 30,
                                2001       2000      2001     2000       2001
                             __________________________________________________

REVENUE                      $      -   $    -   $     -   $    -   $         -

EXPENSES:
  General and Administrative    3,125      251     5,431      261     1,412,152
                               ______    _____     _____     ____     _________

LOSS BEFORE OTHER INCOME:      (3,125)    (251)   (5,431)    (261)   (1,412,152)

OTHER INCOME
  Other Income                      -        -     1,500        -         1,500
                               ______     _____    _____     ____     _________

LOSS BEFORE INCOME TAXES      (3,125)     (251)   (3,931)    (261)   (1,410,652)

CURRENT TAX EXPENSE                -         -         -        -             -

DEFERRED TAX EXPENSE               -         -         -        -             -
                               _____      ____     _____    ______   __________
NET LOSS                      (3,125)     (251)  $(3,931)  $ (261)  $(1,410,625)
                               _____      ____     _____    ______   __________

LOSS PER COMMON SHARE      $    (.00)  $  (.00)  $  (.00)  $ (.00)  $      (.12)
                               _____      ____     _____    ______   __________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      VENTURES-UNITED, INC.
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                               From
                                                           For the Six     Inception on
                                                          Months Ended      February 10,
                                                             June 30,      1986, Through
                                                        __________________     June 30,
                                                         2001       2000         2001
                                                      _________   _________   ___________
Cash Flows From Operating Activities:
 Net loss                                             $  (3,931)  $   (261)  $ (1,410,652)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Non-cash expenses paid by stock issuance                    -          -      1,299,218
  Contributed capital for expenses                            -          -          1,566
  Changes is assets and liabilities:
    Increase (Decrease) in accounts payable              (3,696)         -          1,870
    Increase in advances payable - related party          2,631          -          2,631
                                                         ______      ______     __________
     Net Cash (Used) by Operating Activities             (4,996)      (261)      (105,367)
                                                         ______      ______     __________
Cash Flows From Investing Activities:                         -          -              -
                                                         ______      ______     __________
        Net Cash Flows (Used) by Investing Activities         -          -              -
                                                         ______      ______     __________
Cash Flows From Financing Activities:
 Purchase and Cancellation of shares                          -     (2,798)        (3,798)
 Proceeds from issuance of common stock                       -          -        142,000
 Stock offering costs                                         -          -        (31,065)
                                                         ______      ______     __________
     Net Cash Provided by Financing Activities                -     (2,798)       107,137
                                                         ______      ______     __________
Net Increase (Decrease) in Cash                          (4,996)    (3,059)         1,770

Cash at Beginning of Period                               6,766      7,295              -
                                                        _______    ________    ___________
Cash at End of Period                                  $  1,770   $  4,236   $      1,770
                                                        _______    ________    ___________
Supplemental Disclosures of Cash Flow
  Information:

 Cash paid during the period for:
   Interest                                            $     -    $     -    $          -
   Income taxes                                        $     -    $     -    $          -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the period ended June 30, 2001:
     None.

  For the period ended June 30, 2000:
     None.


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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125", SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations", were recently issued. SFAS No. 140, 141, 142, and 143 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

                      VENTURES-UNITED, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is seeking potential business opportunities and is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock or through the acquisition of another Company. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the period ended June 30, 2001 the Company did not pay any compensation to any officer/directors of the Company.

  Advances - A shareholder has advanced cash to the company to pay certain expenses. The amount of these advances is shown as advances payable to a related party. During the three months ended June 30, 2001, $2,631 was advanced by the shareholder to pay company expenses. No interest is being accrued on the advances.

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

  Stock Cancellation - On January 19, 2000, the Company canceled 1,398,788 of common stock valued at $2,798 (or $.002 per share).

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2001 the Company has available unused operating loss carryforwards of approximately $23,900, which may be applied against future taxable income and which expire in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $8,120 as of June 30, 2001 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,300 during the six month period ended June 30, 2001.

                      VENTURES-UNITED, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - OTHER INCOME

  During 2001 the Company recorded other income of $1,500 which consisted of a refund of legal fees expensed in prior years.

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three months ended June 30, 2001 and 2000 and from inception on February 10, 1986 through June 30, 2001:

                                     For the Three           For the Six       From Inception
                                     Months Ended            Months Ended      on February 10,
                                       June 30,                  June 30,       1986, Through
                                   ___________________________________________     June 30,
                                   2001         2000         2001         2000       2001
                                _______________________________________________________________

Loss from continuing operations
 available to common stock
 holders (numerator)           $   (3,125)  $     (251)  $   (3,931)  $      (261)  $(1,410,652)
                                _________    _________    _________    __________    __________
Weighted average number of
 common shares outstanding
 used in earnings per share
 during  the  period           32,447,000   27,320,000   32,447,000    28,019,394    11,850,711
                               __________   __________   __________    __________    __________

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

Six Months Ended June 30, 2001 and 2000

The Company had no revenue from continuing operations for the six-month periods ended June 30, 2001 and 2000.

The Company had general and administrative expenses of $5,431 and $261 for the six months ended June 30, 2001 and 2000, respectively. These expenses consisted of professional fees and expenses incurred to prepare financial statements and comply with the periodic report filing obligations of the Company under the Securities Exchange Act of 1934. The Company realized other income of $1,500 as a result of a refund of professional fees paid in a prior period.

As a result, the Company realized a net loss of $3,931 for the six months ended June 30, 2001, as compared to a net loss of $261 for the same period in 2000. The Company does not expect to generate any meaningful revenue unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

At June 30, 2001, the Company had $1,770 in cash, and $4,501 in accounts payable giving the Company a working capital deficit of $2,731.

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