Form 10QSB
period 2001-09-30
VENTURES UNITED INC
filed 2001-11-13
CIK 789878

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of September 30, 2001 there were 32,447,000 shares of common stock outstanding.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                      VENTURES-UNITED, INC.

                              INDEX

                                                                Page

PART I.   Financial Information                                   3

          Unaudited Condensed Balance Sheet,                      3
          September 30, 2001

          Unaudited Condensed Statement of Operations for the     4
          Three Months and Nine Months Ended September 30, 2001
          and 2000, And from Inception on February 10, 1986
          through September 30, 2001

          Unaudited Condensed Statement of Cash Flows for the     5
          Nine Months Ended September 30, 2001 and 2000, and from Inception on February 10, 1986 through
          September 30, 2001

          Notes to Unaudited Condensed Financial Statements       6

          Management's Discussion and Analysis of Financial       9
          Condition or Plan of Operation

PART II.  Other Information                                      10

          Signatures                                             10

                             PART I.
                      Financial Information

                     VENTURES - UNITED, INC.
                  [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEET

                             ASSETS


                                                     September 30,
                                                          2001
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $        -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                       $        -
                                                     ____________


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                     $    1,614
  Advances payable - related party                          2,631
                                                      ___________
        Total Current Liabilities                           4,245
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   500,000,000 shares authorized,
   32,447,000 shares issued and
   outstanding                                             32,447
  Capital in excess of par value                        1,375,474
  Deficit accumulated during the
    development stage                                  (1,412,166)
                                                      ___________
        Total Stockholders' Equity (Deficit)               (4,245)
                                                      ___________
                                                       $        -
                                                     ____________



  The accompanying notes are an integral part of this unaudited condensed financial statement.

                      VENTURES-UNITED, INC.
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                For the Three         For the Nine    From Inception
                                 Months Ended         Months Ended    on February 10,
                                 September 30,        September 30,   1986, Through
                               ____________________________________   September 30,
                               2001      2000       2001       2000        2001
                             ______________________________________________________
REVENUE                      $     -    $    -    $     -    $     -    $         -

EXPENSES:
  General and Administrative   1,514       127      6,945        388      1,413,666
                               _____       ___      _____        ___      _________

LOSS BEFORE OTHER INCOME:     (1,514)     (127)    (6,945)      (388)    (1,413,666)

OTHER INCOME
  Other Income                     -         -      1,500          -          1,500
                               _____       ___      _____        ___      _________

LOSS BEFORE INCOME TAXES      (1,514)     (127)    (5,445)      (388)    (1,412,166)

CURRENT TAX EXPENSE                -         -          -          -              -

DEFERRED TAX EXPENSE               -         -          -          -              -
                               _____       ___      _____        ___      _________
NET LOSS                      (1,514)     (127)   $(5,445)   $  (388)   $(1,412,166)
                               _____       ___      _____        ___      _________

LOSS PER COMMON SHARE      $   (.00)   $  (.00)   $  (.00)   $  (.00)   $      (.12)
                               ____        ___      _____        ___      _________



 The accompanying notes are an integral part of these unaudited condensed financial statements.

                      VENTURES-UNITED, INC.

                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                              From
                                                     For the Nine        Inception on
                                                     Months Ended         February 10,
                                                     September 30,       1986, Through
                                                  __________________     September 30,
                                                    2001        2000          2001
                                                ______________________________________
Cash Flows From Operating Activities:
 Net loss                                       $   (5,445)   $  (261)   $ (1,412,166)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Non-cash expenses                                      -        127       1,299,218
  Contributed capital for expenses                       -          -           1,566
  Changes is assets and liabilities:
    Increase (Decrease) in accounts payable         (3,952)         -           1,614
    Increase in advances payable - related party     2,631          -           2,631
                                                     _____        ___         _______
    Net Cash (Used) by Operating Activities         (6,766)      (261)       (107,137)
                                                     _____        ___         _______
Cash Flows From Investing Activities:                    -          -               -
                                                     _____        ___         _______
    Net Cash Flows (Used) by Investing Activities        -          -               -
                                                     _____        ___         _______
Cash Flows From Financing Activities:
 Purchase and Cancellation of shares                     -     (2,798)         (3,798)
 Proceeds from issuance of common stock                  -          -         142,000
 Stock offering costs                                    -          -         (31,065)
                                                     _____      _____         _______
    Net Cash Provided by Financing Activities            -     (2,798)        107,137
                                                     _____      _____         _______
Net Increase (Decrease) in Cash                     (6,766)    (3,059)              -

Cash at Beginning of Period                          6,766      7,295               -
                                                     _____      _____        ________
Cash at End of Period                           $        -    $ 4,236    $          -
                                                     _____      _____        ________
Supplemental Disclosures of Cash Flow
  Information:

 Cash paid during the period for:
   Interest                                     $        -    $     -    $          -
   Income taxes                                 $        -    $     -    $          -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the period ended September 30, 2001:
     None.

  For the period ended September 30, 2000:
     The Company issued 127,000 shares of common stock for services rendered at $.001 per share.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

  Management  Compensation - During the period ended September  30,
  2001   the   Company  did  not  pay  any  compensation   to   any
  officer/directors of the Company.

  Advances - A shareholder has advanced cash to the company to pay certain expenses. The amount of these advances is shown as advances payable to a related party. During the nine months ended September 30, 2001, $2,631 was advanced by the shareholder to pay company expenses. No interest is being accrued on the advances.

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

  Stock Cancellation - On January 19, 2000, the Company canceled 1,398,788 of common stock valued at $2,798 (or $.002 per share).

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2001 the Company has available unused operating loss carryforwards of approximately $23,900, which may be applied against future taxable income and which expire in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $8,120 as of September 30, 2001 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,900 during the nine month period ended September 30, 2001.

                      VENTURES-UNITED, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - OTHER INCOME

  During 2001 the Company recorded other income of $1,500 which consisted of a refund of legal fees expensed in prior years.

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three and nine months ended September 30, 2001 and 2000 and from inception on February 10, 1986 through September 30, 2001:

                                      For the Three                   For the Nine       From Inception
                                      Months Ended                    Months Ended       on February 10,
                                      September 30,                   September 30,      1986, Through
                                _____________________________________________________     September 30,
                                     2001         2000             2001          2000         2001
                                _______________________________________________________________________
Loss from continuing operations
 available to common stock
 holders (numerator)            $    (1,514)   $      (127)   $    (5,445)   $      (388)   $(1,412,166)
                                      _____            ___          _____            ___      _________
Weighted average number of
 common shares outstanding
 used in earnings per share
 during  the  period             32,447,000     27,320,000     32,447,000     27,786,263     12,182,502
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

Nine Months Ended September 30, 2001 and 2000

The Company had no revenue from continuing operations for the nine-month periods ended September 30, 2001 and 2000.

The Company had general and administrative expenses of $6,945 and $388 for the nine months ended September 30, 2001 and 2000, respectively. These expenses consisted of professional fees and expenses incurred to prepare financial statements and comply with the periodic report filing obligations of the Company under the Securities Exchange Act of 1934. The Company realized other income of $1,500 as a result of a refund of professional fees paid in a prior period.

As a result, the Company realized a net loss of $5,445 for the nine months ended September 30, 2001, as compared to a net loss of $388 for the same period in 2000. The Company does not expect to generate any meaningful revenue unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

At September 30, 2001, the Company had $-0- in cash, and $4,245 in accounts payable giving the Company a working capital deficit of $4,245.

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

                                   VENTURES-UNITED, INC.

Date:  November 12, 2001           By: /s/ Robert Taylor
                                       Secretary/ Treasurer