Form 10KSB
period 2001-12-31
VENTURES UNITED INC
filed 2002-03-27
CIK 789878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001, or

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

                  620 East 3945 South, Salt Lake City, UT 84107
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number including Area Code: (801) 268-9237

Former name, former address and former fiscal year, if changed since last report: Not Applicable

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act: Common Stock, par Value $0.001

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

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                   Page

Part I

1.    Description of Business                                             3

2.    Description of Property                                             7

3.    Legal Proceedings                                                   7

4.    Submission of Matters to a Vote of Security Holders                 8

Part II

5.    Market for Common Equity and Related Stockholder Matters            8

6.    Management's Discussion and Analysis and Plan of Operation          8

7.    Financial Statements                                                9

8.    Changes in and Disagreements with Accountants                       9
      on Accounting and Financial Disclosure

Part III

9.    Directors, Executive Officers, Promoters and Control                10
      Persons; Compliance with Section 16(a) of the Exchange Act

10.   Executive Compensation                                              11

11.   Security Ownership of Certain Beneficial Owners and Management      11

12.   Certain Relationships and Related Transactions                      12

13.   Exhibits and Reports on Form 8-K                                    12

Signatures                                                                13

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

History

     Ventures-United, Inc. (the "Company") was organized as a Utah corporation on February 13, 1986, for the purpose of seeking a favorable business opportunity. Immediately following organization of the Company, it sold a total of 5,000,000 shares of its common stock, for an aggregate of $5,000 or $0.001 per share. In order to provide the Company with additional capital to seek to acquire or enter into a favorable business opportunity, in 1986 the Company completed a "blind pool" public offering pursuant to a registration statement on Form S-18, which resulted in the sale of 2,000,000 shares of common stock at an offering price of $0.05 per share, or a total gross offering of $100,000.

     In 1987, the Company completed a number of transactions for the purpose of being actively engaged in business operations, which were not successful and ultimately resulted in accumulated losses of approximately $1,200,000 and discontinued operations. In April 1987, the Company acquired certain manufacturing and marketing rights from Universal Sales Enterprises for the purpose of becoming engaged in the production of hearing products. On that same date the Company acquired certain manufacturing equipment from Hi-Tech Systems, Inc. for the sum of $98,841. These assets, tangible and intangible, were acquired for the total sum of $548,841, which was paid through the issuance of restricted stock at $0.75 per share, or a total of 731,788 shares of restricted common stock. In a separate transaction in April 1987, the Company acquired from an officer, Richard Olson, a 50% interest in the manufacturing and marketing rights to an invention of David A. Graen, who held the remaining 50% interest in such rights, for the sum of $500,250, payable through the issuance of a total of 667,000 shares of restricted common stock of the Company. In May 1987, the Company issued a total of 200,000 shares of restricted common stock to acquire American Financial Systems, a financial services firm. The Company attempted to operate these businesses for a short time, but was unsuccessful, and by the end of 1988, operations were substantially curtailed. The Company has been inactive for over ten years. As a result of the discontinuation of the businesses described above, in September 2000, the shares received by Richard R. Olson (667,000), Universal Sales Enterprises (600,000 shares) and Hi-Tech Systems, Inc. (131,788), were delivered back to the Company for cancellation, and Sonos Corporation received a total of 127,000 shares of restricted stock for negotiating and closing the return of such shares.

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

     In the event sales of shares by present shareholders of the Company, including officers and directors, is a negotiated element of a future acquisition, a conflict of interest may arise because directors will be negotiating for the acquisition on behalf of the Company and for sale of their shares for their own respective accounts. Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell their shares at a price, which is unacceptable to them, management may not sacrifice their financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for their shares is high, management will be tempted to effect the acquisition to realize a substantial gain on their shares in the Company. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

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

                         ITEM 2. DESCRIPTION OF PROPERTY

     The Company utilizes office space at 620 East 3945 South, Salt Lake City, UT 84107, provided by Robert C. Taylor, an officer and director of the Company. The Company does not pay rent for this office space. The Company intends to reimburse Mr. Taylor for clerical and office expenses, such as telephone charges, copy charges, overnight courier service, travel expenses, and similar costs incurred on Company matters.

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

     As of December 31, 2001, there were approximately 124 holders of record of the Company's Common Stock.

        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

      The Company had no operations and generated no revenue for the years ended December 31, 2001 and 2000.

     General and administrative expenses for the years ended December 31, 2001 and 2000 were $10,445 and $8,324, respectively. These expenses consisted of professional fees and expenses incurred to prepare financial statements and comply with the periodic report filing obligations of the Company under the Securities Exchange Act of 1934. The Company realized other income of $1,500 as a result of a refund of professional fees paid in a prior period.

     Due to the foregoing, the Company realized a net loss of $8,945 for the year ended December 31, 2001, compared to a net loss of $8,324 for the year ended December 31, 2000. The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

     At December 31, 2001, the Company had $1,884 in cash, accounts payable of $1,998, accounts payable to a related party of $2,631, and a liability for deposit held on a pending stock purchase of $5,000, giving the Company a working capital deficit of $7,745. If the $5,000 deposit is ultimately applied to the purchase of stock, the working capital deficit at December 31, 2001, would improve to a deficit of $2,745.

     In October 2001, the Company received from Seaport Management Group, a privately held company, $5,000 to be used to purchase an undetermined amount of the Company's authorized but unissued common stock. The Company is currently negotiating the amount and value of the stock to be issued. The Company accounted for this cash receipt as a deposit held. The Company received from Seaport Management Group an additional $5,000 In January 2002, as a deposit toward the purchase of more shares of common stock at a value and in an amount yet to be determined.

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

Forward-Looking Statements

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

                          ITEM 7. FINANCIAL STATEMENTS

     The following financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 14.

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

     The independent auditors of the Company for the nine months ended September 30, 2000 and the fiscal year ended December 31, 1999 were HJ & Associates, LLC, formerly Jones Jensen & Company ("HJ"). On May 29, 2001, the Company terminated the engagement of HJ as its independent auditors. The accounting firm of Pritchett, Siler & Hardy, P.C. ("PSH") has been approved by the Board of Directors of the Company to serve as independent auditors of the Company for the years ended December 31, 2001 and 2000. The Company has been advised that neither PSH nor any of its members or associates has any relationship with the Company or any of its affiliates, except in the firm's proposed capacity as the Company's independent auditors.

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

Name                    Age   Positions                           Since

Gary R. Littler         60    President and Director              December 2001

M. Gary Crandall        69    Vice President and Director         January 2002

Robert C. Taylor        68    Secretary, Treasurer and Director   January 2002

     All Directors hold their positions for one year or until their successors are duly elected and qualified. Officers hold their positions at the discretion of the Board of Directors.

     The following is information on the business experience of each officer and director.

     Gary R. Littler has served for the past five years as Senior Vice-President of Capital Investment Group, Inc., a Nevada corporation based in Santa Monica, California engaged in the business of providing corporate and financial consulting services.

     M. Gary Crandall has been semi-retired since 1996 and is employed part time as a sales person with Diamond Auto, a car dealership in Salt Lake City, Utah.

     Robert C. Taylor has served for the past five years as the President and Chief Executive Officer of HTS Leasing Company, a privately held equipment leasing company based in Salt Lake City, Utah.

Board and Committee Meetings

     In the fiscal year ended December 31, 2001, the board of directors of the Company did not meet, but acted through written consents of the board. There are no standing committees of the board of directors.

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

                         ITEM 10. EXECUTIVE COMPENSATION

     During the fiscal years ended December 31, 2001, 2000, and 1999, no officer or director received any direct or indirect compensation for services rendered on behalf of the Company. The Company has no agreement or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services. The Company has no plan, agreement, or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding the issuance to such persons of any shares of the Company's authorized and unissued common stock. There is no understanding between the Company and any of its present stockholders regarding the sale of a portion or all of the common stock currently held by them in connection with any future participation by the Company in a business. There are no other plans, understandings, or arrangements whereby any of the Company's officers, directors, or principal stockholders, or any of their affiliates or associates, would receive funds, stock, or other assets in connection with the Company's participation in a business. No advances have been made or contemplated by the Company to any of its officers, directors, or principal stockholders, or any of their affiliates or associates.

            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

     The following table sets forth as of February 15, 2002, the number and percentage of the 32,447,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently an officer and director appointee, (ii) all current officers and director appointees as a group, and (iii) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                             Common              Percent
Name and Address                             Shares              of Class

Gary R. Littler (1)                        20,000,000             72.87
506 Santa Monica Blvd., Ste. 327
Santa Monica, CA 90401

M. Gary Crandall (1)                          -0-                  -0-
5912 South 1490 East
Salt Lake City, UT 84121

Robert C. Taylor (1)                          -0-                  -0-
620 East 3945 South
Salt Lake City, UT 84107

All officers and directors                 20,000,000             72.87
  as a Group (3 persons)

(1)   Officer or Director of the Company.

            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Gary R. Littler advanced $2,631 to the Company during the year ended December 31, 2001, to cover Company expenses. No interest is being accrued on the advances. In October 2001, the Company received from Seaport Management Group, a privately held company, $5,000 to be used to purchase an undetermined amount of the Company's authorized but unissued common stock. The Company is currently negotiating the amount and value of the stock to be issued. The Company accounted for this cash receipt as a deposit held. The Company received from Seaport Management Group an additional $5,000 In January 2002, as a deposit toward the purchase of more shares of common stock at a value and in an amount yet to be determined.

     The Company utilizes office space at 620 East 3945 South, Salt Lake City, UT 84107, provided by Robert C. Taylor, an officer and director of the Company. The Company does not pay rent for this office space. The Company intends to reimburse Mr. Taylor for clerical and office expenses, such as telephone charges, copy charges, overnight courier service, travel expenses, and similar costs incurred on Company matters.

                  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

     On January 4, 2002, the Company filed a current report on Form 8-K reporting under Item 1, a change of control as a result of the appointment of two new directors to fill the vacancies in the board of directors resulting from the resignations of two prior directors.

Exhibits

    SEC Ref No.                 Title of Document                  Location

        3.1                 Articles of Incorporation                (1)
        3.2                           Bylaws                         (1)
        16.1              Letter on change in certifying             (2)
                                    accountant

(1) Filed on February 23, 2001, with the SEC as an exhibit to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by this reference.

(2) Filed on June 5, 2001, with the SEC as an exhibit to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by this reference.

                                   SIGNATURES

      In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VENTURES-UNITED, INC.


Dated:  March 26, 2002              By: /s/ Gary R. Littler, President


     In accordance with the Exchange Act, the registration statement has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  March 26, 2002              By: /s/ Gary R. Littler, Director


Dated:  March 24, 2002              By: /s/ Robert C. Taylor, Director and Chief
                                            Financial and Accounting Officer


Dated:  March 25, 2002              By: /s/ M. Gary Crandall, Director

                          INDEX TO FINANCIAL STATEMENTS

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]




                                    CONTENTS

                                                                       PAGE

          Independent Accountant's Report                               15

          Balance Sheet, December 31, 2001                              16

          Statements of Operations, for the years ended                 17
          December 31, 2001 and 2000 and from
          inception on February 10,1986 through
          December 31, 2001

          Statement of Stockholders' Equity, from                       18
          inception on February 10, 1986 through
          December 31, 2001

          Statements of Cash Flows, for the years ended                 20
          December 31, 2001 and 2000 and from inception on February 10, 1986 through December 31, 2001

          Notes to Financial Statements                                 21

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
VENTURES-UNITED, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Ventures-United, Inc. [a development stage company] at December 31, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000 and for the period from inception on February 10, 1986 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Ventures-United, Inc. as of and for the year ended December 31, 1999 were audited by other auditors whose report, dated October 19, 2000 expressed an unqualified opinion on these financial statements and included an explanatory paragraph expressing concern about the Company's ability to continue as a going concern. The financial statements as of December 31, 1999 reflect an accumulated deficit of $1,398,397. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements audited by us present fairly, in all material respects, the financial position of Ventures-United, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the period from inception on February 10, 1986 through December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed Note 2 to the financial statements, the Company has incurred losses since its inception and has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



PRITCHETT, SILER & HARDY, P.C.

January 15, 2002
Salt Lake City, UT

                             VENTURES - UNITED, INC.
                          [A Development Stage Company]

                                  BALANCE SHEET


                                     ASSETS


                                                                  December 31,
                                                                      2001
                                                                  ------------
CURRENT ASSETS:
   Cash                                                           $      1,884
                                                                  ------------
          Total Current Assets                                           1,884
                                                                  ------------
                                                                  $      1,884
                                                                  ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable                                               $      1,998
   Advances from a related party                                         2,631
   Deposits held                                                         5,000
                                                                  ------------
          Total Current Liabilities                                      9,629
                                                                  ------------

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $.001 par value,
     500,000,000 shares authorized,
     32,447,000 shares issued and
     outstanding                                                        32,447
   Capital in excess of par value                                    1,375,474
   Deficit accumulated during the
     development stage                                              (1,415,666)
                                                                  ------------
          Total Stockholders' Equity (Deficit)                          (7,745)
                                                                   -----------
                                                                  $      1,884
                                                                  ------------



    The accompanying notes are an integral part of this financial statement.

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                            STATEMENTS OF OPERATIONS


                                                                       From
                                                     For the       Inception on
                                                  Years Ended      February 10,
                                                 December 31,      1986, Through
                                            ---------------------  December 31,
                                                2001      2000         2001
                                            ---------- -------------------------
REVENUE                                      $       -  $       - $           -

COST OF SALES                                        -          -             -
                                            ---------- -------------------------
GROSS PROFIT                                         -          -             -

EXPENSES:
   General and Administrative                   10,445     (8,324)    1,417,166
                                            ---------- -------------------------
LOSS BEFORE OTHER INCOME                       (10,445)    (8,324)   (1,417,166)

OTHER INCOME                                     1,500          -         1,500
                                            ---------- -------------------------
LOSS FROM OPERATIONS
  BEFORE INCOME TAXES                           (8,945)    (8,324)   (1,415,666)

CURRENT TAX EXPENSE                                  -          -             -

DEFERRED TAX EXPENSE                                 -          -             -
                                            ---------- -------------------------
NET LOSS                                    $   (8,945) $  (8,324) $ (1,415,666)
                                            ------------------------------------

LOSS PER COMMON SHARE                       $     (.00) $    (.00) $       (.12)
                                            ------------------------------------





   The accompanying notes are an integral part of these financial statements.

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                        STATEMENT OF STOCKHOLDERS' EQUITY

                 FROM THE DATE OF INCEPTION ON FEBRUARY 10, 1986

                            THROUGH DECEMBER 31, 2001

                                                                             Deficit
                                                                             Accumulated
                                                  Common Stock    Capital in During the
                                            --------------------- Excess of  Development
                                                Shares    Amount  Par Value  Stage
                                            --------------------------------------------
BALANCE, February 10, 1986                            -  $      - $       - $         -

Issuance of common stock for cash
  at $.015 per share                          7,000,000     7,000    98,000           -

Issuance of common stock for services
  rendered at $.10 per share                  1,000,000     1,000    99,000           -

Issuance of common stock from conversion
  of warrants at $.10 per share                 120,000       120    11,880           -

Issuance of common stock for marketing and
  manufacturing rights at $.75 per share      1,267,000     1,267   948,983           -

Issuance of common stock for equipment
  at $.75 per share                             131,788       132    98,709           -

Issuance of common stock to acquire American
  Financial Systems at $.75 per share           200,000       200   149,800           -

Stock offering costs                                  -         -   (31,065)          -

Net loss from inception on February 10, 1986
  through December 31, 1996                           -         -        -   (1,386,592)
                                            --------------------------------------------
BALANCE, December 31, 1996                    9,718,788     9,719  1,375,307 (1,386,592)

Contributed capital for expenses                      -         -      1,566          -

Net loss for the year ended December 31, 1997         -         -          -       (100)
                                            --------------------------------------------
BALANCE, December 31, 1997                    9,718,788     9,719  1,376,873 (1,386,692)

Net loss for the year ended December 31, 1998         -        -          -        (165)
                                            --------------------------------------------
BALANCE, December 31, 1998                    9,718,788     9,719  1,376,873 (1,386,857)

Issuance of common stock for cash at
  $.001 per share                            20,000,000    20,000         -           -

Canceled shares of common stock at
  $.001 per share                            (1,000,000)   (1,000)        -           -

Net loss for the year ended December 31, 1999         -        -          -     (11,540)
                                            --------------------------------------------

                                   [Continued]

                                     VENTURES-UNITED, INC.
                                 [A Development Stage Company]

                               STATEMENT OF STOCKHOLDERS' EQUITY

                        FROM THE DATE OF INCEPTION ON FEBRUARY 10, 1986

                                   THROUGH DECEMBER 31, 2001

                                          [CONTINUED]

                                                                             Deficit
                                                                             Accumulated
                                                  Common Stock    Capital in During the
                                            --------------------- Excess of  Development
                                                Shares    Amount  Par Value  Stage
                                            --------------------------------------------

BALANCE, December 31, 1999                  28,718,788    28,719  1,376,873  (1,398,397)

Canceled shares of common stock at
  $.002 per share on January 19, 2000       (1,398,788)   (1,399)    (1,399)          -

Issuance of common stock for services
  rendered at $.001 per share on September
  29, 2000                                     127,000       127          -           -

Issuance of common stock for cash at $.001
  per share on December 30, 2000             5,000,000     5,000          -           -

Net loss for the year ended December 31, 2000        -         -          -      (8,324)
                                            --------------------------------------------
BALANCE, December 31, 2000                  32,447,000    32,447  1,375,474  (1,406,721)

Net loss for the year ended December 31, 2001        -         -          -      (8,945)
                                            --------------------------------------------
BALANCE, December 31, 2000                  32,447,000 $  32,447 $1,375,474 $(1,415,666)
                                            --------------------------------------------










    The accompanying notes are an integral part of this financial statement.

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                            From
                                                     For the        Inception on
                                                  Years Ended      February 10,
                                                 December 31,      1986, Through
                                             --------------------  December 31,
                                                2001      2000         2001
                                             -----------------------------------
Cash Flows From Operating Activities:
  Net loss                                   $  (8,945) $  (8,324) $ (1,415,666)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
   Non-cash expenses paid by stock issuance          -        127     1,299,218
   Contributed capital for expenses                  -          -         1,566
   Changes is assets and liabilities:
      Increase (decrease) in accounts payable   (3,568)     5,466         1,998
                                             -----------------------------------
       Net Cash (Used) by Operating Activities (12,513)    (2,731)     (112,884)
                                             -----------------------------------
Cash Flows From Investing Activities                 -          -             -
                                             -----------------------------------
       Net Cash Provided (Used) by Investing
       Activities                                    -          -             -
                                             -----------------------------------
Cash Flows From Financing Activities:
  Advances from a related party                  2,631          -         2,631
  Received deposits held                         5,000          -         5,000
  Purchase and Cancellation of shares                -     (2,798)       (3,798)
  Proceeds from issuance of common stock             -      5,000       142,000
  Stock offering costs                               -          -       (31,065)
                                             -----------------------------------
       Net Cash Provided by Financing Activities 7,631      2,202       114,768
                                             -----------------------------------
Net Increase (Decrease) in Cash                 (4,882)      (529)        1,884

Cash at Beginning of Period                      6,766      7,295             -
                                             -----------------------------------
Cash at End of Period                        $   1,884  $   6,766  $      1,884
                                             -----------------------------------

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                 $       -  $       - $           -
    Income taxes                             $       -  $       - $           -

Supplemental Schedule of Noncash Investing and Financing Activities:

   For the year ended December 31, 2001:
      None

   For the year ended December 31, 2000:
      The Company issued 127,000 shares of common stock for services rendered at $.001 per share.


   The accompanying notes are an integral part of these financial statements.

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - Ventures-United, Inc. ("the Company") was organized under the laws of the State of Utah on February 13, 1986 for the purpose of seeking a favorable business opportunity. The Company currently has no on-going operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The company is currently seeking business opportunities or potential business acquisitions.

     Loss Per Share - The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 8].

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

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the consolidated financial statements would not have been significant.

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

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - DEPOSITS HELD

     In October 2001, the Company received $5,000 to be used to purchase an undetermined amount of the Company's authorized but unissued common stock. The Company is currently negotiating the amount and value of stock to be issued. The Company has accounted for this cash receipt as a deposit held. The Company received an another $5,000 subsequent to December 31, 2001 as an additional deposit toward the purchase of common stock [See Note 9].

NOTE 4 - COMMON STOCK

     Stock Issuance - On December 20, 2000, the Company issued 5,000,000 shares of previously authorized but unissued common stock for cash of $5,000 (or $.001 per share).

     On September 29, 2000, the Company issued 127,000 shares of previously authorized but unissued common stock for services rendered, valued at $127, (or $.001 per share).

     Stock Cancellation - On January 19, 2000, the Company canceled 1,398,788 of common stock valued at $2,798 (or $.002 per share).

NOTE 5 - OTHER INCOME

     During 2001, the Company recorded other income of $1,500, which consisted of a refund of legal fees expensed in prior years.

NOTE 6 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2001 the Company has available unused operating loss carryforwards of approximately $29,100, which may be applied against future taxable income and which expire in various years through 2021.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $9,900 and $6,800 as of December 31, 2001 and 2000,
     respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $3,100 during the year ended December 31, 2001.

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS

     Management Compensation - During the years ended December 31, 2001 and 2000 the Company did not pay any compensation to any officer/directors of the Company.

     Advances - A shareholder has advanced cash to the company to pay certain expenses. The amount of these advances is shown as advances from a related party. During the year ended December 31, 2001, $2,631 was advanced by the shareholder to pay company expenses. No interest is being accrued on the advances.

NOTE 8 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

                                                                       From
                                                    For the        Inception on
                                                  Years Ended      February 10,
                                                 December 31,      1986, Through
                                            _____________________  December 31,
                                                2001      2000         2001
                                            ------------------------------------

     Loss from continuing operations available
       to common stockholders (numerator)   $  (8,945) $   (8,324) $ (1,415,666)
                                            ------------------------------------
     Weighted average number of common shares
       outstanding used in earnings per share
       during the period (denominator)     32,447,000  27,438,546    12,503,773
                                            ------------------------------------

     Dilutive  loss per share was not  presented,  as the  Company had no common
     equivalent   shares  for  all  periods  presented  that  would  effect  the computation of diluted loss per share.

NOTE 9 - SUBSEQUENT EVENT

     On January 18, 2002, the Company received a deposit of $5,000 (bringing the total to $10,000 received) to be used to purchase an undetermined amount of the Company's authorized but unissued common stock [See Note 3].