Form 10QSB
period 2002-03-31
VENTURES UNITED INC
filed 2002-05-15
CIK 789878

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

                                 (801) 268-9237
                Registrant's Telephone Number including Area Code

                                 Not Applicable
      (Former name, address and fiscal year, if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity: As of March 31, 2002 there were 32,447,000 shares of common stock outstanding.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                                   FORM 10-QSB
                              VENTURES-UNITED, INC.

                                      INDEX

                                                                      Page

PART I.       Financial Information                                      3

              Unaudited Condensed Balance Sheets, March 31, 2002         3

              Unaudited Condensed Statement of Operations for the        4
              Three Months Ended March 31, 2002 and 2001, and from Inception on February 10, 1986 through March
              31, 2002

              Unaudited Condensed Statement of Cash Flows for the        5
              Three Months Ended March 31, 2002 and 2001, and from Inception on February 10, 1986 through March 31,
              2002

              Notes to Unaudited Condensed Financial Statements          6

              Management's Discussion and Analysis of Financial          9
              Condition or Plan of Operation

PART II.      Other Information                                         10

              Signatures                                                11

                                     PART I.
                              Financial Information

                             VENTURES - UNITED, INC.
                          [A Development Stage Company]

                       UNAUDITED CONDENSED BALANCE SHEETS

                                     ASSETS


                                                     March 31,    December 31,
                                                       2002           2001
                                                    -----------    -----------
CURRENT ASSETS:
   Cash                                            $      4,286   $      1,884
                                                    -----------    -----------
          Total Current Assets                            4,286          1,884
                                                    -----------    -----------
                                                   $      4,286   $      1,884
                                                    ===========    ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable                                $      2,135   $      1,998
   Advances from a related party                          2,631          2,631
   Deposits held                                         10,000          5,000
                                                    -----------    -----------
          Total Current Liabilities                      14,766          9,629
                                                    -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $.001 par value,
     500,000,000 shares authorized,
     32,447,000 shares issued and
     outstanding                                         32,447         32,447
   Capital in excess of par value                     1,375,474      1,375,474
   Deficit accumulated during the
     development stage                               (1,418,401)    (1,415,666)
                                                    -----------    -----------
          Total Stockholders' Equity (Deficit)          (10,480)        (7,745)
                                                    -----------    -----------
                                                   $      4,286   $      1,884
                                                    ===========    ===========



Note: The Balance Sheet of December 31, 2001 was taken from the audited financial statements at that date and condensed.

         The accompanying notes are an integral part of these unaudited condensed financial statements.

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                                                       From
                                                   For the Three   Inception on
                                                   Months Ended    February 10,
                                                     March 31,     1986, Through
                                              --------------------   March 31,
                                                  2002     2001        2002
                                              ---------- ---------- -----------

REVENUE                                        $       -  $       - $         -

COST OF SALES                                          -          -           -
                                              ---------- ---------- -----------
GROSS PROFIT                                           -          -           -

EXPENSES:
   General and administrative                      2,735      2,306   1,419,901
                                              ---------- ---------- -----------
LOSS BEFORE OTHER INCOME                          (2,735)    (2,306) (1,419,901)

OTHER INCOME                                           -      1,500       1,500
                                              ---------- ---------- -----------
LOSS FROM OPERATIONS
  BEFORE INCOME TAXES                             (2,735)      (806) (1,418,401)

CURRENT TAX EXPENSE                                    -          -          -

DEFERRED TAX EXPENSE                                   -          -          -
                                              ---------- ---------- -----------
NET LOSS                                       $  (2,735) $    (806)$(1,418,401)
                                              ========== ========== ===========

LOSS PER COMMON SHARE                          $    (.00) $    (.00)$      (.11)
                                              ========== ========== ===========










    The accompanying notes are an integral part of these unaudited condensed financial statements.

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                       From
                                                   For the Three   Inception on
                                                   Months Ended    February 10,
                                                     March 31,     1986, Through
                                              --------------------   March 31,
                                                  2002     2001        2002
                                              ---------- ---------- -----------
Cash Flows From Operating Activities:
  Net loss                                    $  (2,735) $    (806) $(1,418,401)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
   Non-cash expenses paid by stock issuance           -          -    1,299,218
   Contributed capital for expenses                   -          -        1,566
   Changes in assets and liabilities:
      Increase (decrease) in accounts payable       137          -        2,135
                                              ---------- ---------- -----------
       Net Cash (Used) by Operating Activities   (2,598)      (806)    (115,482)
                                              ---------- ---------- -----------

Cash Flows From Investing Activities                  -          -            -
                                              ---------- ---------- -----------
       Net Cash Provided (Used) by Investing
       Activities                                     -          -            -
                                              ---------- ---------- -----------

Cash Flows From Financing Activities:
  Advances from a related party                       -          -        2,631
  Received deposits held                          5,000          -       10,000
  Purchase and cancellation of shares                 -          -       (3,798)
  Proceeds from issuance of common stock              -          -      142,000
  Stock offering costs                                -          -      (31,065)
                                              ---------- ---------- -----------
       Net Cash Provided by Financing
       Activities                                 5,000          -      119,768
                                              ---------- ---------- -----------
Net Increase (Decrease) in Cash                   2,402       (806)       4,286

Cash at Beginning of Period                       1,884      6,766            -
                                              ---------- ---------- -----------

Cash at End of Period                         $   4,286  $   5,960  $     4,286
                                              ========== ========== ===========
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                  $       -  $       -  $         -
    Income taxes                              $       -  $       -  $         -

Supplemental Schedule of Noncash Investing and Financing Activities:

   For the three months ended March 31, 2002:
      None

   For the three months ended March 31, 2003:
      None

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

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

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

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is seeking potential business opportunities and is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock or through the acquisition of another Company. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - DEPOSITS HELD

     At March 31, 2002, the Company has received $10,000 to be used to purchase an undetermined amount of the Company's authorized but unissued common stock. The Company is currently negotiating the amount and value of stock to be issued. The Company has accounted for this cash received as a deposit held.

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

NOTE 6 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2002, the Company has available unused operating loss carryforwards of approximately $31,800, which may be applied against future taxable income and which expire in various years through 2022.

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES [Continued]

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $10,800 and $9,900 as of March 31, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $900 during the three months ended March 31, 2002.

NOTE 7 - RELATED PARTY TRANSACTIONS

     Management Compensation - During the three months ended March 31, 2002 and 2001 the Company did not pay any compensation to any officer/directors of the Company.

     Advances - A shareholder has advanced cash to the company to pay certain expenses. The amount of these advances is shown as advances from a related party. At March 31, 2002, the Company owed $2,631 to the shareholder. No interest is being accrued on the advances.

NOTE 8 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

                                                                       From
                                                For the Three      Inception on
                                                Months Ended       February 10,
                                                  March 31,        1986, Through
                                           --------------------      March 31,
                                                  2002     2001        2002
                                           ------------ ----------- -----------

     Loss from continuing operations
       available to common stock
       holders (numerator)                 $    (2,735) $     (806) $(1,418,401)
                                           ------------ ----------- -----------
     Weighted average number of
       common shares outstanding
       used in earnings per share
       during the period                    32,447,000  32,447,000   12,808,353
                                           ============ =========== ===========

     Dilutive  loss per share was not  presented,  as the  Company had no common
     equivalent   shares  for  all  periods  presented  that  would  effect  the computation of diluted loss per share.

       Item 2. Management's Discussion and Analysis of Financial Condition
                              or Plan of Operation

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

Three Months Ended March 31, 2002 and 2001

The Company had no revenue from continuing operations for the three-month periods ended March 31, 2002 and 2001.

The Company had general and administrative expenses of $2,735 and $2,306 for the three months ended March 31, 2002 and 2001, respectively. These expenses consisted of professional fees and expenses incurred to prepare financial statements and comply with the periodic report filing obligations of the Company under the Securities Exchange Act of 1934. The Company realized other income in 2001 of $1,500 as a result of a refund of professional fees paid in a prior period.

As a result, the Company realized a net loss of $2,735 for the three months ended March 31, 2002, as compared to a net loss of $806 for the same period in 2001. The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

At March 31, 2002, the Company had $4,286 in cash, accounts payable of $2,135, accounts payable to a related party of $2,631, and a liability for deposit held on a pending stock purchase of $10,000, giving the Company a working capital deficit of $10,480. If the $10,000 deposit is ultimately applied to the purchase of stock, the working capital deficit at March 31, 2002, would improve to a deficit of $480.

     In October 2001, the Company received from Seaport Management Group, a privately held company, $5,000 to be used to purchase an undetermined amount of the Company's authorized but unissued common stock. The Company received from Seaport Management Group an additional $5,000 In January 2002, as a deposit toward the purchase of more shares of common stock. The Company is currently negotiating the amount and value of the stock to be issued. The Company accounted for the cash receipts as a deposit held.

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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K:  None.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VENTURES-UNITED, INC.


Date:  May 14, 2002                       By: /s/ Gary R. Littler, President


Date:  May 14, 2002                       By: /s/ Robert C. Taylor,
                                                  Chief Financial Officer