Form 10QSB
period 2002-06-30
VENTURES UNITED INC
filed 2002-08-14
CIK 789878

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of June 30, 2002 there were 32,447,000 shares of common stock outstanding.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                                   FORM 10-QSB
                              VENTURES-UNITED, INC.

                                      INDEX

                                                                        Page

PART I.       Item 1.  Financial Information                             3

              Unaudited Condensed Balance Sheet, June 30, 2002           3

              Unaudited Condensed Statement of Operations for the        4
              Three Months and Six Months Ended June 30, 2002
              and 2001, and from Inception on February 10, 1986
              through June 30, 2002

              Unaudited Condensed Statement of Cash Flows for the        5
              Six Months Ended June 30, 2002 and 2001, and from
              Inception on February 10, 1986 through June 30,
              2002

              Notes to Unaudited Condensed Financial Statements          6

              Item 2.  Management's Discussion and Analysis of           9
              Financial Condition or Plan of Operation

PART II.      Other Information                                         10

              Item 2.  Changes in Securities and Use of Proceeds        10

              Item 6.  Exhibits and Reports on Form 8-K                 10

              Signatures                                                10

                                     PART I.
                          Item 1. Financial Information

                             VENTURES - UNITED, INC.
                          [A Development Stage Company]

                       UNAUDITED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                     June 30,     December 31,
                                                       2002           2001
                                                    -----------    -----------
CURRENT ASSETS:
   Cash                                            $      1,566   $      1,884
                                                    -----------    -----------
          Total Current Assets                            1,566          1,884
                                                    -----------    -----------
                                                   $      1,566   $      1,884
                                                   ------------   ------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                $        600   $      1,998
   Advances from a related party                          2,631          2,631
                                                    -----------    -----------
          Total Current Liabilities                       3,231          4,629

CONVERTIBLE NOTE PAYABLE                                 10,000          5,000
                                                    -----------    -----------
          Total Liabilities                              13,231          9,629
                                                    -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $.001 par value,
     500,000,000 shares authorized,
     32,447,000 shares issued and
     outstanding                                         32,447         32,447
   Capital in excess of par value                     1,375,474      1,375,474
   Deficit accumulated during the
     development stage                               (1,419,586)    (1,415,666)
                                                    -----------    -----------
          Total Stockholders' Equity (Deficit)          (11,665)        (7,745)
                                                    -----------    -----------
                                                   $      1,566   $      1,884
                                                   ------------   ------------

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

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                  For the Three        For the Six    From Inception
                                  Months Ended        Months Ended    on February 10,
                                    June 30,            June 30,       1986, Through
                               ------------------  ------------------    June 30,
                                  2002     2001      2002      2001        2002
                               --------  --------  --------  -------- -------------

REVENUE                         $     -   $     -  $      -  $      -  $          -

COST OF SALES                         -         -         -         -             -
                               --------  --------  --------  -------- -------------
GROSS PROFIT                          -         -         -         -             -

EXPENSES:
   General and administrative     1,185     3,125     3,920     5,431     1,421,086
                               --------  --------  --------  -------- -------------

LOSS BEFORE OTHER INCOME         (1,185)   (3,125)   (3,920)   (5,431)    (1,42,086)

OTHER INCOME                          -         -         -     1,500         1,500
                               --------  --------  --------  -------- -------------

LOSS FROM OPERATIONS
  BEFORE INCOME TAXES            (1,185)   (3,125)   (3,920)   (3,931)   (1,419,586)

CURRENT TAX EXPENSE                   -         -         -         -             -

DEFERRED TAX EXPENSE                  -         -         -         -             -
                               --------  --------  --------  -------- -------------
NET LOSS                         (1,185)   (3,125) $ (3,920) $ (3,931)$  (1,419,586)
                               ========  ========  ========  ======== =============

LOSS PER COMMON SHARE          $   (.00) $   (.00) $   (.00) $   (.00)$        (.11)
                               ========  ========  ========  ======== =============



              The accompanying notes are an integral part of these
                    unaudited condensed financial statements.

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                          From
                                                       For the Six    Inception on
                                                      Months Ended    February 10,
                                                        June 30,      1986, Through
                                                    -----------------    June 30,
                                                      2002     2001        2002
                                                    -------- -------- -------------
Cash Flows From Operating Activities:
  Net loss                                          $(3,920) $(3,931) $(1,419,586)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Non-cash expenses paid by stock issuance              -        -    1,299,218
    Contributed capital for expenses                      -        -        1,566
    Changes is assets and liabilities:
      Increase (decrease) in accounts payable        (1,398)  (3,696)         600
                                                    -------- -------- -------------
       Net Cash (Used) by Operating Activities       (5,318)  (7,627)    (118,202)
                                                    -------- -------- -------------

Cash Flows From Investing Activities                      -        -            -
                                                    -------- -------- -------------
       Net Cash Flows (Used) by Investing Activities      -        -            -
                                                    -------- -------- -------------

Cash Flows From Financing Activities:
  Advances from a related party                           -    2,631        2,631
  Proceeds from convertible note payable              5,000        -       10,000
  Purchase and cancellation of shares                     -        -       (3,798)
  Proceeds from issuance of common stock                  -        -      142,000
  Stock offering costs                                    -        -      (31,065)
                                                    -------- -------- -------------
       Net Cash Provided by Financing Activities      5,000    2,631       119,768
                                                    -------- -------- -------------
Net Increase (Decrease) in Cash                        (318)  (4,996)        1,566

Cash at Beginning of Period                           1,884    6,766             -
                                                    -------- -------- -------------

Cash at End of Period                               $ 1,566  $ 1,770  $      1,566
                                                    -------- -------- -------------
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                        $     -  $     -  $          -
    Income taxes                                    $     -  $     -  $          -

Supplemental Schedule of Noncash Investing and Financing Activities:

   For the period ended June 30, 2002:
      None.

   For the period ended June 30, 2001:
      None.

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

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and 2001 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", were recently issued. SFAS No. 141, 142, 143, 144 and 145 have no current applicability to the Company or their effect on the financial statements would not have been significant.

     Reclassification - The financial statements for periods prior to June 30, 2002 have been reclassified to conform to the headings and classifications used in the June 30, 2002 financial statements.

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

NOTE 3 - CONVERTIBLE NOTE PAYABLE

     As of June 30, 2002, the Company has entered into a $10,000 convertible note payable which is due June 30, 2004. The note accrues interest at 6% per annum and is convertible at $.001 per share of common stock. At June 30, 2002, no interest had accrued.

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

NOTE 6 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2002, the Company has available unused operating loss carryforwards of approximately $33,000, which may be applied against future taxable income and which expire in various years through 2022.

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES [Continued]

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $11,200 and $9,900 as of June 30, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,300 during the six months ended June 30, 2002.

NOTE 7 - RELATED PARTY TRANSACTIONS

     Management Compensation - During the six months ended June 30, 2002 and 2001 the Company did not pay any compensation to any officer/directors of the Company.

     Advances - A shareholder has advanced cash to the company to pay certain expenses. The amount of these advances is shown as advances from a related party. At June 30, 2002, the Company owed $2,631 to the shareholder. No interest is being accrued on the advances.

NOTE 8 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

                                            For the Three             For the Six        From Inception
                                            Months Ended              Months Ended       on February 10,
                                              June 30,                  June 30,         1986, Through
                                     ------------------------- -------------------------    June 30,
                                         2002         2001         2002         2001         2002
                                     ------------ ------------ ------------ ------------ ------------

     Loss from continuing operations
       available to common stock
       holders (numerator)           $    (1,185) $    (3,125) $    (3,920) $    (3,931) $(1,419,586)
                                     ============ ============ ============ ============ ============
     Weighted average number of
       common shares outstanding
       used in earnings per share
       during the period              32,447,000   32,447,000   32,447,000   32,447,000   13,107,002
                                     ============ ============ ============ ============ ============

     At June 30, 2002, the Company had a note payable convertible to 10,000,000 shares of common stock which was not used in the computation of loss per share because its effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

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

Six Months Ended June 30, 2002 and 2001

The Company had no revenue from continuing operations for the six-month periods ended June 30, 2002 and 2001.

The Company had general and administrative expenses of $3,920 and $5,431 for the six months ended June 30, 2002 and 2001, respectively. These expenses consisted of professional fees and expenses incurred to prepare financial statements and comply with the periodic report filing obligations of the Company under the Securities Exchange Act of 1934. The Company realized other income in 2001 of $1,500 as a result of a refund of professional fees paid in a prior period.

As a result, the Company realized a net loss of $3,920 for the six months ended June 30, 2002, as compared to a net loss of $3,931 for the same period in 2001. The Company does not expect to generate any meaningful revenue unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

At June 30, 2002, the Company had $1,566 in cash, accounts payable of $600, and accounts payable to a related party of $2,631, giving the Company a working capital deficit of $1,665.

Prior to June 30, 2002, the Company received from Seaport Management Group, Inc., a privately held company, $10,000 in advances. Effective June 30, 2002, the Company issued to Seaport Management Group in consideration for such advances a convertible promissory note in the principal amount of $10,000, due June 30, 2004 that bears interest at the rate of 6% per annum. The promissory note is convertible to common stock at the rate of one share of common stock for each $0.001 in principal and accrued interest under the note.

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

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

At June 30, 2002, the Company issued a convertible promissory note to Seaport Management Group, Inc., in the principal amount of $10,000 in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. The Company believes the investor had access to information that would enable it to make an informed decision regarding an investment in the Company and no commissions were paid to any person in connection with the transaction. The convertible promissory note is due June 30, 2004, bears interest at the rate of 6% per annum, and is convertible to common stock at the rate of one share of common stock for each $0.001 in principal and accrued interest under the note.

Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K:  None.

Exhibits:

The following documents are included as exhibits to this report.

   Exhibit    Title of Document
     No.

    10.1      Convertible Promissory Note dated June 30, 2002

    99.1      Certificate  Required by The  Sarbanes-Oxley Act of 2002


                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VENTURES-UNITED, INC.


Date:  August 12, 2002                    By: /s/ Gary R. Littler, President


Date:  August 9, 2002                     By: /s/ Robert C. Taylor, Chief
                                          Financial Officer