Form 10QSB
period 2002-09-30
VENTURES UNITED INC
filed 2002-11-14
CIK 789878

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of September 30, 2002 there were 32,447,000 shares of common stock outstanding.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                                   FORM 10-QSB
                              VENTURES-UNITED, INC.

                                      INDEX

                                                                       Page

PART I.       Item 1.  Financial Information                             3

              Unaudited Condensed Balance Sheets, September 30,          3
              2002 And December 31, 2001

              Unaudited Condensed Statement of Operations for            4
              the Three Months and Nine Months Ended September 30,
              2002 And 2001, and from Inception on February 10, 1986 through September 30, 2002

              Unaudited Condensed Statement of Cash Flows for            5
              the Nine Months Ended September 30, 2002 and 2001, and from Inception on February 10, 1986 through September 30, 2002

              Notes to Unaudited Condensed Financial Statements          6

              Item 2.  Management's Discussion and Analysis of           9
              Financial Condition or Plan of Operation

              Item 3.  Controls and Procedures                          11

PART II.      Other Information                                         11

              Item 2.  Changes in Securities and Use of Proceeds        11

              Item 6.  Exhibits and Reports on Form 8-K                 11

              Signatures                                                12

                                     PART I.
                          Item 1. Financial Information

                             VENTURES - UNITED, INC.
                          [A Development Stage Company]

                       UNAUDITED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                   September 30,  December 31,
                                                       2002           2001
                                                    -----------    -----------
CURRENT ASSETS:
   Cash                                            $      3,905   $      1,884
                                                    -----------    -----------
          Total Current Assets                            3,905          1,884
                                                    -----------    -----------
                                                   $      3,905   $      1,884
                                                    ===========    ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable                                $          -   $      1,998
   Advances from a related party                          2,631          2,631
   Accrued interest - related party                         155              -
                                                    -----------    -----------
          Total Current Liabilities                       2,786          4,629

CONVERTIBLE NOTES PAYABLE - related party                15,000          5,000
                                                    -----------    -----------
          Total Liabilities                              17,786          9,629
                                                    -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $.001 par value,
     500,000,000 shares authorized,
     32,447,000 shares issued and
     outstanding                                         32,447         32,447
   Capital in excess of par value                     1,375,474      1,375,474
   Deficit accumulated during the
     development stage                               (1,421,802)    (1,415,666)
                                                    -----------    -----------
          Total Stockholders' Equity (Deficit)          (13,881)        (7,745)
                                                    -----------    -----------
                                                   $      3,905   $      1,884
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

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                  For the Three       For the Nine    From Inception
                                  Months Ended        Months Ended    on February 10,
                                  September 30,       September 30,    1986, Through
                               ------------------  ------------------  September 30,
                                  2002     2001      2002      2001        2002
                               --------  --------  --------  -------- -------------
REVENUE                         $     -   $     -  $      -  $      -  $          -

COST OF SALES                         -         -         -         -             -
                               --------  --------  --------  -------- -------------
GROSS PROFIT                          -         -         -         -             -

EXPENSES:
   General and administrative     2,061     1,514     5,981     6,945     1,423,147
                               --------  --------  --------  -------- -------------
LOSS BEFORE OTHER INCOME
  (EXPENSE)                      (2,061)   (1,514)   (5,981)   (6,945)   (1,423,147)
                               --------  --------  --------  -------- -------------
OTHER INCOME (EXPENSE):
   Interest expense -
      related party                (155)        -      (155)        -          (155)
   Other income                       -         -         -     1,500         1,500
                               --------  --------  --------  -------- -------------
          Total Other Income
            (Expense)              (155)        -      (155)    1,500         1,345
                               --------  --------  --------  -------- -------------
LOSS FROM OPERATIONS
  BEFORE INCOME TAXES            (2,216)   (1,514)   (6,136)   (5,445)   (1,421,802)

CURRENT TAX EXPENSE                   -         -         -         -             -

DEFERRED TAX EXPENSE                  -         -         -         -             -
                               --------  --------  --------  -------- -------------
NET LOSS                         (2,216)   (1,514) $ (6,136) $ (5,445) $ (1,421,802)
                               ========  ========  ========  ======== =============

LOSS PER COMMON SHARE           $  (.00)  $  (.00) $   (.00) $   (.00) $       (.11)
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

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                            From
                                                       For the Nine     Inception on
                                                       Months Ended     February 10,
                                                       September 30,    1986, Through
                                                    ------------------  September 30,
                                                      2002     2001         2002
                                                    --------  --------  -------------
Cash Flows From Operating Activities:
  Net loss                                          $ (6,136) $ (5,445) $  (1,421,802)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Non-cash expenses paid by stock issuance               -         -      1,299,218
    Changes is assets and liabilities:
      Increase (decrease) in accounts payable         (1,998)   (3,952)             -
      Increase in accrued interest - related party       155         -            155
                                                    --------  --------  -------------
       Net Cash (Used) by Operating Activities        (7,979)   (9,397)      (122,429)
                                                    --------  --------  -------------
Cash Flows From Investing Activities                       -         -              -
                                                    --------  --------  -------------
       Net Cash Flows (Used) by Investing Activities       -         -              -
                                                    --------  --------  -------------
Cash Flows From Financing Activities:
  Advances from a related party                            -     2,631          2,631
  Contributed capital for expenses                         -         -          1,566
  Proceeds from convertible note payable              10,000         -         15,000
  Purchase and cancellation of shares                      -         -         (3,798)
  Proceeds from issuance of common stock                   -         -        142,000
  Stock offering costs                                     -         -        (31,065)
                                                    --------  --------  -------------
       Net Cash Provided by Financing Activities      10,000     2,631        126,334
                                                    --------  --------  -------------
Net Increase (Decrease) in Cash                        2,021    (6,766)         3,905

Cash at Beginning of Period                            1,884     6,766              -
                                                    --------  --------  -------------
Cash at End of Period                               $  3,905  $      -  $       3,905
                                                    ========  ========  =============
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                        $      -  $      -  $           -
    Income taxes                                    $      -  $      -  $           -

Supplemental Schedule of Noncash Investing and Financing Activities:

   For the period ended September 30, 2002:
      None

   For the period ended September 30, 2001:
      None

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

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and 2001 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

     Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146 and 147 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

     Reclassification - The financial  statements for periods prior to September
     30,  2002  have  been   reclassified   to  conform  to  the   headings  and
     classifications used in the September 30, 2002 financial statements.

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

NOTE 3 - CONVERTIBLE NOTES PAYABLE - RELATED PARTY

     On June 30, 2002, the Company signed a $10,000 convertible note payable to an entity controlled by a shareholder of the Company. The note is due June 30, 2004, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At September 30, 2002 accrued interest amounted to $151.

     On September 25, 2002, the Company signed a $5,000 convertible note payable to an entity controlled by a shareholder of the Company. The note is due September 25, 2004, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At September 30, 2002, accrued interest amounted to $4.

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

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2002, the Company has available unused operating loss carryforwards of approximately $35,200, which may be applied against future taxable income and which expire in various years through 2022.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $12,000 and $9,900 as of September 30, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $2,100 during the nine months ended September 30, 2002.

NOTE 7 - RELATED PARTY TRANSACTIONS

     Management Compensation - During the nine months ended September 30, 2002 and 2001 the Company did not pay any compensation to any officer/directors of the Company.

     Advances - A shareholder has advanced cash to the company to pay certain expenses. The amount of these advances is shown as advances from a related party. At September 30, 2002, the Company owed $2,631 to the shareholder. No interest is being accrued on the advances.

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

                                           For the Three             For the Nine        From Inception
                                           Months Ended              Months Ended        on February 10,
                                           September 30,             September 30,       1986, Through
                                     ------------------------  ------------------------   September 30,
                                        2002         2001        2002        2001             2002
                                     -----------  -----------  -----------  -----------  --------------
     Loss from continuing operations
       available to common stock
       holders (numerator)           $    (2,216) $    (1,514) $    (6,136) $    (5,445) $   (1,421,802)
                                     ===========  ===========  ===========  ===========  ==============
     Weighted average number of
       common shares outstanding
       used in earnings per share
       during the period              32,447,000   32,447,000   32,447,000   32,447,000      13,107,002
                                     ===========  ===========  ===========  ===========  ==============

     At September 30, 2002, the Company had notes payable convertible to 15,155,000 shares of common stock which was not used in the computation of loss per share because its effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

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

Nine Months Ended September 30, 2002 and 2001

The Company had no revenue from continuing operations for the nine-month periods ended September 30, 2002 and 2001.

The Company had general and administrative expenses of $5,981 and $6,945 for the nine months ended September 30, 2002 and 2001, respectively. These expenses consisted of professional fees and expenses incurred on general corporate matters and to prepare financial statements and comply with the periodic report filing obligations of the Company under the Securities Exchange Act of 1934. The Company had interest expense of $155 in the nine months ended September 30, 2002, arising from loans made to the Company by a shareholder and by an officer and director. The Company realized other income in 2001 of $1,500 as a result of a refund of professional fees paid in a prior period.

As a result, the Company realized a net loss of $6,136 for the nine months ended September 30, 2002, as compared to a net loss of $5,445 for the same period in 2001. The Company does not expect to generate any meaningful revenue unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

At September 30, 2002, the Company had $3,905 in cash, advances payable to a related party of $2,631, and accrued interest on notes to related parties of $155, giving the Company working capital of $1,119.

On September 25, 2002, the Company received from HTS Leasing Company, a privately held company controlled by Robert C. Taylor, an officer and director, $5,000 in exchange for a convertible promissory note in the principal amount of $5,000, due September 25, 2004 that bears interest at the rate of 6% per annum. The promissory note is convertible to common stock at the rate of one share of common stock for each $0.001 in principal and accrued interest under the note.

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

                         Item 3. Controls and Procedures

With the participation of management, the Company's chief executive officer and chief financial officer evaluated its disclosure controls and procedures on September 30, 2002. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarterly period ended September 30, 2002.

Subsequent to September 30, 2002, through the date of this filing of Form 10-QSB for the quarterly period ended September 30, 2002, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           PART II. OTHER INFORMATION

              Item 2. Changes in Securities and Use of Proceeds

On September 25, 2002, the Company received from HTS Leasing Company, a privately held company controlled by Robert C. Taylor, an officer and director, $5,000 in exchange for a convertible promissory note in the principal amount of $5,000, due September 25, 2004 that bears interest at the rate of 6% per annum. The promissory note is convertible to common stock at the rate of one share of common stock for each $0.001 in principal and accrued interest under the note. The Company issued the convertible promissory note in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. The Company believes the investor had access to information that would enable it to make an informed decision regarding an investment in the Company and no commissions were paid to any person in connection with the transaction.

                   Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K:  None.

Exhibits:

The following documents are included as exhibits to this report.

   Exhibit    Title of Document
     No.

    10.1      Convertible Promissory Note dated September 25, 2002

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VENTURES-UNITED, INC.



Date:  November 13, 2002                  By: /s/ Gary R. Littler, Chief
                                          Executive Officer



Date:  November 13, 2002                  By: /s/ Robert C. Taylor, Chief
                                          Financial Officer


   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                              Section 906 of the
                           Sarbanes-Oxley Act of 2002.

     In connection with the Quarterly Report of Ventures-United, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gary R. Littler, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  November 13, 2002                  By: /s/ Gary R. Littler, Chief
                                          Executive Officer

     In connection with the Quarterly Report of Ventures-United, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert C. Taylor, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  November 13, 2002                  By: /s/ Robert C. Taylor, Chief
                                          Financial Officer

                                  CERTIFICATION

I, Gary R. Littler, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Ventures-United, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002                  By: /s/ Gary R. Littler, Chief
                                          Executive Officer

                                  CERTIFICATION

I, Robert C. Taylor, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Ventures-United, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002                  By: /s/ Robert C. Taylor, Chief
                                          Financial Officer