Form 10KSB
period 2002-12-31
VENTURES UNITED INC
filed 2003-03-28
CIK 789878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002, or

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

The Registrant's revenues for its most recent fiscal year:  $0.

The aggregate market value of voting stock held by non-affiliates: As of the date this report is filed there is no public market for the common stock of the issuer, so the aggregate market value of such stock is $0.

As of December 31, 2002, the Registrant had outstanding 32,447,000 shares of Common Stock, par value $0.001.

Documents incorporated by reference:  None.

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                   Page

Part I

1.    Description of Business                                             3

2.    Description of Property                                             7

3.    Legal Proceedings                                                   7

4.    Submission of Matters to a Vote of Security Holders                 7

Part II

5.    Market for Common Equity and Related Stockholder Matters            7

6.    Management's Discussion and Analysis and Plan of Operation          8

7.    Financial Statements                                                9

8. Changes in and Disagreements with Accountants 9 on Accounting and Financial Disclosure

Part III

9.    Directors, Executive Officers, Promoters and Control                9
      Persons; Compliance with Section 16(a) of the Exchange Act

10.   Executive Compensation                                              10

11.   Security Ownership of Certain Beneficial Owners and Management      10

12.   Certain Relationships and Related Transactions                      11

13.   Exhibits and Reports on Form 8-K                                    11

14.   Controls and Procedures                                             12

Signatures                                                                13

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

Employees

     The Company is a development stage company and currently has no employees. Executive officers will devote only such time to the affairs of the Company as they deem appropriate. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

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

     As of December 31, 2002, there were approximately 124 holders of record of the Company's Common Stock.

             ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

      The Company had no operations and generated no revenue for the years ended December 31, 2002 and 2001.

     General and administrative expenses for the years ended December 31, 2002 and 2001 were $8,776 and $10,445, respectively. These expenses consisted of professional fees and expenses incurred to prepare financial statements and comply with the periodic report filing obligations of the Company under the Securities Exchange Act of 1934. The Company had interest expense, related party in 2002 of $382 and no similar expense in 2001. The interest expense arose from: a convertible note in the principal amount of $10,000 issued in June 2002 payable to an entity controlled by a shareholder of the Company that is due June 30, 2004, accrues interest at 6% per annum, and is convertible to common stock at $.001 per share; and a convertible note in the principal amount of $5,000 issued in September 2002 payable to an entity controlled by a director and shareholder of the Company that is due September 25, 2004, accrues interest at 6% per annum, and is convertible to common stock at $.001 per share. The Company realized other income in 2001 of $1,500 as a result of a refund of professional fees paid in a prior period, which did not recur in 2002.

     Due to the foregoing, the Company realized a net loss of $9,158 for the year ended December 31, 2002, compared to a net loss of $8,945 for the year ended December 31, 2001. The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

     At December 31, 2002, the Company had $1,110 in cash and current liabilities of $3,013, giving the Company a working capital deficit of $1,903. The Company issued a convertible note in the principal amount of $10,000 in June 2002 payable to an entity controlled by a shareholder of the Company that is due June 30, 2004, accrues interest at 6% per annum, and is convertible to common stock at $.001 per share; and a convertible note in the principal amount of $5,000 in September 2002 payable to an entity controlled by a director and officer of the Company that is due September 25, 2004, accrues interest at 6% per annum, and is convertible to common stock at $.001 per share. These loans were obtained to pay the general and administrative costs of the Company.

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

                          ITEM 7. FINANCIAL STATEMENTS

     The following financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 16.

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

     There are no reportable changes in or disagreements with accountants.


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

Board and Committee Meetings

     In the fiscal year ended December 31, 2002, the board of directors of the Company did not meet, but acted through written consents of the board. There are no standing committees of the board of directors.

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

                         ITEM 10. EXECUTIVE COMPENSATION

     During the fiscal years ended December 31, 2002, 2001, and 2000, no officer or director received any direct or indirect compensation for services rendered on behalf of the Company. The Company has no agreement or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services.

            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

     The following table sets forth as of February 15, 2003, the number and percentage of the 32,447,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently an officer and director appointee, (ii) all current officers and director appointees as a group, and (iii) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                             Common              Percent
Name and Address                             Shares              of Class

Seaport Management Group (1)               10,302,470             24.10
17927 Highway 30
Hagerman, ID 83332

Gary R. Littler (2)                        20,000,000             61.64
506 Santa Monica Blvd., Ste. 327
Santa Monica, CA 90401

M. Gary Crandall (2)                          -0-                  -0-
5912 South 1490 East
Salt Lake City, UT 84121

Robert C. Taylor (1)(2)                    5,079,730              13.54
620 East 3945 South
Salt Lake City, UT 84107

All officers and directors                 25,079,730             66.83
  as a Group (3 persons)

(1) Seaport Management Group, a private company controlled by Dennis Copenbarger, holds a convertible note that is convertible to a total of 10,000,000 shares of common stock, and HTS Leasing Company, a company controlled by Robert C. Taylor, an officer and director, holds convertible note convertible to a total of 5,000,000 shares of common stock. The figure for the number of common shares represents the total number of shares issuable on conversion of the notes, and the figure for percent of class owned is determined assuming each note has been converted.

(2)  These persons are the officers or directors of the Company.

            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Gary R. Littler advanced $2,631 to the Company during the year ended December 31, 2001, to cover Company expenses. No interest is being accrued on the advances.

     The Company issued in June 2002 to Seaport Management Group, a private company controlled by Dennis Copenbarger a shareholder of the Company, a convertible note in the principal amount of $10,000 that is due June 30, 2004, accrues interest at 6% per annum, and is convertible to common stock at $.001 per share. Neither Seaport Management Group nor Dennis Copenbarger was a principal shareholder of the Company prior to the transaction. The note was issued in exchange for cash previously received to cover general and administrative expenses of the Company.

     The Company issued in September 2002 to HTS Leasing Company, a company controlled by Robert C. Taylor, an officer and director of the Company, a convertible note in the principal amount of $5,000 that is due September 25, 2004, accrues interest at 6% per annum, and is convertible to common stock at $.001 per share. The note was issued in exchange for cash previously received to cover general and administrative expenses of the Company.

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

                  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of 2002.

Exhibits

 SEC Ref No.                     Title of Document                    Location

     3.1       Articles of Incorporation                                (1)
     3.2       Bylaws                                                   (1)
     16.1      Letter on changes in certifying accountant               (2)
     10.1      Convertible Promissory Note dated June 30, 2002          (3)
     10.1      Convertible Promissory Note dated June September 25,     (4)
               2002
     99.1      Certification Pursuant to Section 906 of the           Attached
               Sarbanes-Oxley Act

(1) Filed on February 23, 2001, with the SEC as an exhibit to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by this reference.
(2) Filed on June 5, 2001, with the SEC as an exhibit to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by this reference.
(3) Filed on August 14, 2002, with the SEC as an exhibit to the Company's quarterly report on Form 10QSB for the quarter year ended June 30, 2002 and incorporated herein by this reference.
(4) Filed on November 14, 2002, with the SEC as an exhibit to the Company's quarterly report on Form 10QSB for the quarter year ended September 30, 2002, and incorporated herein by this reference.

                         ITEM 14.CONTROLS AND PROCEDURES

With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on December 31, 2002. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its annual report on Form 10-KSB for the year ended December 31, 2002.

Subsequent to December 31, 2002, through the date of this filing of Form 10-KSB for the year ended December 31, 2002, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.


                              VENTURES-UNITED, INC.


Dated:  March 27, 2003                    By: /s/ Gary R. Littler, President
                                              Chief Executive Officer


     In accordance with the Exchange Act, the registration statement has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  March 27, 2003                   /s/ Gary R. Little, Director



Dated:  March 27, 2003                   /s/ Robert C. Taylor, Director and
                                             Chief Financial Officer



Dated:  March 27, 2003                   /s/ M. Gary Crandall, Director

                              CERTIFICATE

         CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

I, Gary R. Little, certify that:

1. I have reviewed this annual report on Form 10-KSB of Ventures-United, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 27, 2003                      By:  /s/ Gary R. Little, President
                                               Chief Executive Officer
                                       14

                              CERTIFICATE

         CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

I, Robert C. Taylor, certify that:

1. I have reviewed this annual report on Form 10-KSB of Ventures-United, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 27, 2003                      By: /s/ Robert C. Taylor
                                              Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]




                                    CONTENTS

                                                                       PAGE

          Independent Accountant's Report                               17

          Balance Sheet, December 31, 2002                              18

          Statements of Operations, for the years ended                 19
          December 31, 2002 and 2001 and from
          inception on February 10,1986 through
          December 31, 2002

          Statement of Stockholders' Equity, from                       20
          inception on February 10, 1986 through
          December 31, 2002

          Statements of Cash Flows, for the years ended                 22
          December 31, 2002 and 2001 and from inception on February 10, 1986 through December 31, 2002

          Notes to Financial Statements                                 23

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
VENTURES-UNITED, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Ventures-United, Inc. [a development stage company] at December 31, 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001 and for the period from inception on February 10, 1986 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Ventures-United, Inc. as of and for the year ended December 31, 1999 were audited by other auditors whose report, dated October 19, 2000, expressed an unqualified opinion on these financial statements and included an explanatory paragraph expressing concern about the Company's ability to continue as a going concern. The financial statements as of December 31, 1999 reflect an accumulated deficit of $1,398,397. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements audited by us present fairly, in all material respects, the financial position of Ventures-United, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and for the period from inception on February 10, 1986 through December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed Note 6 to the financial statements, the Company has incurred losses since its inception and has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



PRITCHETT, SILER & HARDY, P.C.

February 5, 2003
Salt Lake City, UT

                             VENTURES - UNITED, INC.
                          [A Development Stage Company]

                                  BALANCE SHEET


                                     ASSETS

                                                                  December 31,
                                                                      2002
                                                                   -----------
CURRENT ASSETS:
   Cash                                                           $      1,110
                                                                   -----------
          Total Current Assets                                           1,110
                                                                   -----------
                                                                  $      1,110
                                                                   ===========


                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable                                               $          -
   Advances from a related party                                         2,631
   Accrued interest - related party                                        382
                                                                   -----------
          Total Current Liabilities                                      3,013

CONVERTIBLE NOTES PAYABLE - RELATED PARTY                               15,000
                                                                   -----------
          Total Liabilities                                             18,013
                                                                   -----------

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $.001 par value,
     500,000,000 shares authorized,
     32,447,000 shares issued and
     outstanding                                                        32,447
   Capital in excess of par value                                    1,375,474
   Deficit accumulated during the
     development stage                                              (1,424,824)
                                                                   -----------
          Total Stockholders' Equity (Deficit)                         (16,903)
                                                                   -----------
                                                                  $      1,110
                                                                   ===========


    The accompanying notes are an integral part of this financial statement.

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                            STATEMENTS OF OPERATIONS


                                                                       From
                                                    For the        Inception on
                                                  Year Ended       February 10,
                                                 December 31,      1986, Through
                                            ---------------------  December 31,
                                                2002      2001         2002
                                            ---------- ---------- --------------
REVENUE                                     $        - $        - $           -

COST OF SALES                                        -          -             -
 =                                          ---------- ---------- --------------
GROSS PROFIT                                         -          -             -

EXPENSES:
   General and administrative                    8,776     10,445     1,425,942
                                            ---------- ---------- --------------
LOSS BEFORE OTHER INCOME (EXPENSE)              (8,776)   (10,445)   (1,425,942)

OTHER INCOME (EXPENSE)
   Interest expense - related party               (382)         -          (382)
   Other income                                      -      1,500         1,500
                                            ---------- ---------- --------------
          Total Other Income                      (382)     1,500         1,118
                                            ---------- ---------- --------------
LOSS FROM OPERATIONS
  BEFORE INCOME TAXES                           (9,158)    (8,945)   (1,424,824)

CURRENT TAX EXPENSE                                  -          -             -

DEFERRED TAX EXPENSE                                 -          -             -
                                            ---------- ---------- --------------

NET LOSS                                    $   (9,158)$   (8,945)$  (1,424,824)
                                            ---------- ---------- --------------

LOSS PER COMMON SHARE                       $     (.00)$     (.00)$        (.10)
                                            ---------- ---------- --------------



   The accompanying notes are an integral part of these financial statements.

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                        STATEMENT OF STOCKHOLDERS' EQUITY

                 FROM THE DATE OF INCEPTION ON FEBRUARY 10, 1986

                            THROUGH DECEMBER 31, 2002

                                                                                  Deficit
                                                                                Accumulated
                                                   Common Stock     Capital in  During the
                                                ------------------- Excess of   Development
                                                  Shares    Amount  Par Value      Stage
                                                ---------- -------- ----------- ------------
BALANCE, February 10, 1986                              -  $     -  $        -  $         -

Issuance of common stock for cash
  at $.015 per share                            7,000,000    7,000      98,000            -

Issuance of common stock for services
  rendered at $.10 per share                    1,000,000    1,000      99,000            -

Issuance of common stock from conversion
  of warrants at $.10 per share                   120,000      120      11,880            -

Issuance of common stock for marketing and
  manufacturing rights at $.75 per share        1,267,000    1,267     948,983            -

Issuance of common stock for equipment
  at $.75 per share                               131,788      132      98,709            -

Issuance of common stock to acquire American
  Financial Systems at $.75 per share             200,000      200     149,800            -

Stock offering costs                                    -        -     (31,065)           -

Net loss from inception on February 10, 1986
  through December 31, 1996                             -        -           -   (1,386,592)
                                                ---------- -------- ----------- ------------
BALANCE, December 31, 1996                      9,718,788    9,719   1,375,307   (1,386,592)

Contributed capital for expenses                        -        -       1,566            -

Net loss for the year ended December 31, 1997           -        -           -         (100)
                                                ---------- -------- ----------- ------------
BALANCE, December 31, 1997                      9,718,788    9,719   1,376,873   (1,386,692)

Net loss for the year ended December 31, 1998           -        -           -         (165)
                                                ---------- -------- ----------- ------------
BALANCE, December 31, 1998                      9,718,788    9,719   1,376,873   (1,386,857)

Issuance of common stock for cash at
  $.001 per share                              20,000,000   20,000           -            -

Canceled shares of common stock at
  $.001 per share                              (1,000,000)  (1,000)          -            -

Net loss for the year ended December 31, 1999           -        -           -      (11,540)

                                   [Continued]

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                        STATEMENT OF STOCKHOLDERS' EQUITY

                 FROM THE DATE OF INCEPTION ON FEBRUARY 10, 1986

                            THROUGH DECEMBER 31, 2002

                                   [Continued]

                                                                                  Deficit
                                                                                Accumulated
                                                   Common Stock     Capital in  During the
                                                ------------------- Excess of   Development
                                                  Shares    Amount  Par Value      Stage
                                                ---------- -------- ----------- ------------
BALANCE, December 31, 1999                      28,718,788   28,719   1,376,873   (1,398,397)

Canceled shares of common stock at
  $.002 per share on January 19, 2000           (1,398,788)  (1,399)     (1,399)           -

Issuance of common stock for services
  rendered at $.001 per share on September 29,
  2000                                             127,000      127           -            -

Issuance of common stock for cash at $.001
  per share on December 30, 2000                 5,000,000    5,000           -            -

Net loss for the year ended December 31, 2000            -        -           -       (8,324)
                                                ---------- -------- ----------- ------------
BALANCE, December 31, 2000                      32,447,000   32,447   1,375,474   (1,406,721)

Net loss for the year ended December 31, 2001            -        -           -       (8,945)
                                                ---------- -------- ----------- ------------
BALANCE, December 31, 2001                      32,447,000   32,447   1,375,474   (1,415,666)

Net loss for the year ended December 31, 2002            -        -           -       (9,158)
                                                ---------- -------- ----------- ------------
BALANCE, December 31, 2002                      32,447,000 $ 32,447 $ 1,375,474 $ (1,424,824)
                                                ---------- -------- ----------- ------------



    The accompanying notes are an integral part of this financial statement.

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                        From
                                                      For the      Inception on
                                                     Year Ended    February 10,
                                                    December 31,   1986, Through
                                                 ----------------- December 31,
                                                   2002     2001        2002
                                                 -------- -------- -------------
Cash Flows From Operating Activities:
  Net loss                                       $ (9,158)$ (8,945)$ (1,424,824)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
   Non-cash expenses paid by stock issuance             -        -    1,299,218
   Changes is assets and liabilities:
      (Decrease) in accounts payable               (1,998)  (3,568)           -
      Increase in accrued interest -
       related party                                  382        -          382
                                                 -------- -------- ------------
       Net Cash (Used) by Operating Activities    (10,774) (12,513)    (125,224)
                                                 -------- -------- ------------
Cash Flows From Investing Activities                    -        -            -
                                                 -------- -------- ------------
       Net Cash Provided (Used) by Investing
        Activities                                      -        -            -
                                                 -------- -------- ------------
Cash Flows From Financing Activities:
  Advances from a related party                              2,631        2,631
  Contributed capital for expenses                      -        -        1,566
  Proceeds from convertible notes payable -
   related party                                   10,000    5,000       15,000
  Purchase and cancellation of shares                   -        -       (3,798)
  Proceeds from issuance of common stock                -        -      142,000
  Stock offering costs                                  -        -      (31,065)
                                                 -------- -------- ------------
       Net Cash Provided by Financing Activities   10,000    7,631      126,334
                                                 -------- -------- -------------
Net Increase (Decrease) in Cash                      (774)  (4,882)       1,110

Cash at Beginning of Period                         1,884    6,766            -
                                                 -------- -------- -------------
Cash at End of Period                            $  1,110 $  1,884 $      1,110
                                                 -------- -------- -------------

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                     $      - $      - $          -
    Income taxes                                 $      - $      - $          -

Supplemental Schedule of Noncash Investing and Financing Activities:

   For the period from inception on February 10, 1986 through December 31, 2002:

      In September 2000, the Company issued 127,000 shares of common stock for services rendered at $.001 per share.


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

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146, 147 and 148 have no current applicability to the Company or their effect on the financial statements would not have been significant.

     Reclassification  - The financial  statements for periods prior to December
     31,  2002  have  been   reclassified   to  conform  to  the   headings  and
     classifications used in the December 31, 2002 financial statements.

NOTE 2 - CONVERTIBLE NOTES PAYABLE - RELATED PARTY

     On June 30, 2002, the Company signed a $10,000 convertible note payable to an entity controlled by a shareholder of the Company. The note is due June 30, 2004, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At December 31, 2002 accrued interest amounted to $302.

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - CONVERTIBLE NOTES PAYABLE - RELATED PARTY [Continued]

     On September 25, 2002, the Company signed a $5,000 convertible note payable to an entity controlled by a shareholder of the Company. The note is due September 25, 2004, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At December 31, 2002, accrued interest amounted to $80.

NOTE 3 - COMMON STOCK

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

NOTE 4 - OTHER INCOME

     During 2001, the Company recorded other income of $1,500, which consisted of a refund of legal fees expensed in prior years.

NOTE 5 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2002, the Company has available unused operating loss carryforwards of approximately $38,000, which may be applied against future taxable income and which expire in various years through 2022.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $12,900 and $9,900 as of December 31, 2002 and 2001,
     respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $3,000 during the year ended December 31, 2002.

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 6 - GOING CONCERN

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

NOTE 7 - RELATED PARTY TRANSACTIONS

     Management Compensation - During the years ended December 31, 2002 and 2001 the Company did not pay any compensation to any officer/directors of the Company.

     Advances - A shareholder has advanced cash to the company to pay certain expenses. The amount of these advances is shown as advances from a related party. At December 31, 2002, the Company owed $2,631 to the shareholder. The advances bear no interest and are due on demand.

NOTE 8 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share for the periods presented:

                                                                             From
                                                        For the          Inception on
                                                      Year Ended         February 10,
                                                      December 31,       1986, Through
                                                 ----------------------- December 31,
                                                     2002        2001        2002
                                                 ----------- ----------- -------------
     Loss from continuing operations available
       to common stockholders (numerator)        $    (9,158)$    (8,945)$  (1,424,724)
                                                 ----------- ----------- -------------
     Weighted average number of common
       shares outstanding used in loss per share
       during the period (denominator)            32,447,000  32,447,000    13,683,941
                                                 ----------- ----------- -------------

At December 31, 2002, the Company had notes payable convertible to 15,382,200 shares of common stock which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.