Form 10QSB
period 2003-03-31
VENTURES UNITED INC
filed 2003-05-15
CIK 789878

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

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

                 620 East 3945 South, Salt Lake City, Utah 84107
               (Address of Principal Executive Offices) (Zip Code)

                                 (801) 268-2937
                Registrant's Telephone Number including Area Code

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of March 31, 2003 there were 32,447,000 shares of common stock outstanding.

Transitional Small Business Format:  Yes [ ]  No [X]

                                   FORM 10-QSB
                              VENTURES-UNITED, INC.

                                      INDEX

                                                                      Page

PART I.       Item 1.  Financial Information                             3

              Condensed Balance Sheets, March 31, 2003                   3
              (Unaudited) And December 31, 2002

              Unaudited Condensed Statement of Operations for            4
              the Three Months Ended March 31, 2003 and 2002, and
              From Inception on February 10, 1986 through
              March 31, 2003

              Unaudited Condensed Statement of Cash Flows for            5
              the Three Months Ended March 31, 2003 and 2002, and
              from Inception on February 10, 1986 through March 31,
              2003

              Notes to Unaudited Condensed Financial Statements          6

              Item 2.  Management's Discussion and Analysis of           9
              Financial Condition or Plan of Operation

              Item 3.  Controls and Procedures                          10

PART II.      Other Information                                         10

              Item 6.  Exhibits and Reports on Form 8-K                 10

              Signatures                                                10

PART I.
Item 1.  Financial Information

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                       UNAUDITED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                     March 31,    December 31,
                                                       2003           2002
                                                    -----------    -----------
CURRENT ASSETS:
   Cash                                            $        937   $      1,110
                                                    -----------    -----------
          Total Current Assets                              937          1,110
                                                    -----------    -----------
                                                   $        937   $      1,110
                                                    -----------    -----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable                                $      2,380   $          -
   Advances from a related party                          2,631          2,631
   Accrued interest - related party                         604            382
                                                    -----------    -----------
          Total Current Liabilities                       5,615          3,013

CONVERTIBLE NOTES PAYABLE - RELATED PARTY                15,000         15,000
                                                    -----------    -----------
          Total Liabilities                              20,615         18,013
                                                    -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $.001 par value,
     500,000,000 shares authorized,
     32,447,000 shares issued and
     outstanding                                         32,447         32,447
   Capital in excess of par value                     1,375,474      1,375,474
   Deficit accumulated during the
     development stage                               (1,427,599)    (1,424,824)
                                                    -----------    -----------
          Total Stockholders' Equity (Deficit)          (19,678)       (16,903)
                                                    -----------    -----------
                                                   $        937   $      1,110
                                                    -----------    -----------


Note: The Balance Sheet of December 31, 2002 was taken from the audited financial statements at that date and condensed.

    The accompanying notes are an integral part of these unaudited condensed financial statements.

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                For the Three  From Inception
                                                Months Ended   on February 10,
                                                  March 31,     1986, Through
                                             -----------------    March 31,
                                                2003     2002       2003
                                             -------- -------- -------------
REVENUE                                      $      - $      - $           -

COST OF SALES                                       -        -             -
                                             -------- -------- -------------
GROSS PROFIT                                        -        -             -

EXPENSES:
   General and administrative                   2,553    2,735     1,428,495
                                             -------- -------- -------------

LOSS BEFORE OTHER INCOME
  (EXPENSE)                                    (2,553)  (2,735)   (1,428,495)

OTHER INCOME (EXPENSE):
   Interest expense - related party              (222)       -          (604)
   Other income                                     -        -         1,500
                                             -------- -------- -------------
          Total Other Income
            (Expense)                            (222)       -           896
                                             -------- -------- -------------

LOSS FROM OPERATIONS
  BEFORE INCOME TAXES                          (2,775)  (2,735)   (1,427,599)

CURRENT TAX EXPENSE                                 -        -             -

DEFERRED TAX EXPENSE                                -        -             -
                                             -------- -------- -------------

NET LOSS                                     $ (2,775)$ (2,735)$  (1,427,599)
                                             -------- -------- -------------

LOSS PER COMMON SHARE                        $   (.00)$   (.00)$        (.10)
                                             -------- -------- -------------



    The accompanying notes are an integral part of these unaudited condensed financial statements.

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                              For the Three  From Inception
                                                              Months Ended   on February 10,
                                                                March 31,     1986, Through
                                                           -----------------    March 31,
                                                              2003     2002       2003
                                                           -------- -------- -------------
Cash Flows from Operating Activities:
  Net loss                                                 $ (2,775)$ (2,735)$  (1,427,599)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Non-cash expenses paid by stock issuance                      -        -     1,299,218
    Changes in assets and liabilities:
     Increase in accounts payable                             2,380      137         2,380
     Increase in accrued interest - related party               222        -           604
                                                           -------- -------- -------------
      Net Cash (Used) by Operating Activities                  (173)  (2,598)     (125,397)
                                                           -------- -------- -------------

Cash Flows from Investing Activities                              -        -             -
                                                           -------- -------- -------------
      Net Cash Provided (Used) by Investing Activities            -        -             -
                                                           -------- -------- -------------

Cash Flows from Financing Activities:
  Advances from a related party                                   -        -         2,631
  Contributed capital for expenses                                -        -         1,566
  Proceeds from convertible notes payable - related party         -    5,000        15,000
  Purchase and cancellation of shares                             -        -        (3,798)
  Proceeds from issuance of common stock                          -        -       142,000
  Stock offering costs                                            -        -       (31,065)
                                                           -------- -------- -------------
      Net Cash Provided by Financing Activities                   -    5,000       126,334
                                                           -------- -------- -------------

Net Increase (Decrease) in Cash                                (173)   2,402           937

Cash at Beginning of Period                                   1,110    1,884             -
                                                           -------- -------- -------------

Cash at End of Period                                      $    937 $  4,286 $         937
                                                           -------- -------- -------------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                               $      - $      - $           -
    Income taxes                                           $      - $      - $           -

Supplemental Schedule of Noncash Investing and Financing Activities:
   For the three months ended March 31, 2003:
      None

   For the three months ended March 31, 2002:
      None

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

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

     Reclassification - The financial statements for periods prior to March 31, 2003 have been reclassified to conform to the headings and classifications used in the March 31, 2003 financial statements.

NOTE 2 - COMMON STOCK

     Stock Issuance - In December 2000, the Company issued 5,000,000 shares of its previously authorized but unissued common stock for cash of $5,000 (or $.001 per share).

     In September 2000, the Company issued 127,000 shares of its previously authorized but unissued common stock for services rendered valued at $127 (or $.001 per share).

     Stock Cancellation - In January 2000, the Company repurchased and cancelled 1,398,788 of common stock for cash of $2,798 (or approximately $.002 per share).

NOTE 3 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2003, the Company has available unused operating loss carryforwards of approximately $40,100, which may be applied against future taxable income and which expire in various years through 2023. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $13,600 and $12,900 as of March 31, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $700 during the three months ended March 31, 2003.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Convertible Notes Payable - On June 30, 2002, the Company signed a $10,000 convertible note payable to an entity controlled by a shareholder of the Company. The note is due June 30, 2004, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At March 31, 2003 accrued interest amounted to $450.

     On September 25, 2002, the Company signed a $5,000 convertible note payable to an entity controlled by a shareholder of the Company. The note is due September 25, 2004, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At March 31, 2003, accrued interest amounted to $154.

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS [Continued]

     Management Compensation - During the three months ended March 31, 2003 and 2002, the Company did not pay any compensation to any officer or director.

     Advances - A shareholder of the Company has advanced cash to the Company for certain expenses. The advances bear no interest and are due on demand. At March 31, 2003, the Company owed $2,631 to the shareholder.

NOTE 5 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is seeking potential business opportunities and is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock or through the acquisition of another Company. There is no assurance that the Company will be successful in raising additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share:

                                                         For the Three        From Inception
                                                         Months Ended         on February 10,
                                                           March 31,          1986, Through
                                                    ------------------------    March 31,
                                                        2003         2002          2003
                                                    -----------  -----------  -------------
     Loss from operations available to
     common shareholders (numerator)                $   (2,775)  $   (2,735)  $ (1,427,599)
                                                    -----------  -----------  -------------
     Weighted average number of common
     shares outstanding during the period
     (denominator)                                   32,447,000   32,447,000    13,953,784
                                                    -----------  -----------  -------------

     At March 31, 2003, the Company had notes payable convertible into 15,603,690 shares of common stock which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 7 - SUBSEQUENT EVENT

     On April 24, 2003, an entity controlled by a shareholder of the Company loaned an additional $2,500 to the Company.

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

Three Months Ended March 31, 2003 and 2002

The Company had no revenue from continuing operations for the three-month periods ended March 31, 2003 and 2002.

The Company had general and administrative expenses of $2,553 and $2,735 for the three months ended March 31, 2003 and 2002, respectively. These expenses consisted of professional fees and expenses incurred on general corporate matters and to prepare financial statements and comply with the periodic report filing obligations of the Company under the Securities Exchange Act of 1934. The Company had interest expense of $222 in the three months ended March 31, 2003, arising from loans made to the Company by a shareholder and by an officer and director.

As a result, the Company realized a net loss of $2,775 for the three months ended March 31, 2003, as compared to a net loss of $2,735 for the same period in 2002. The Company does not expect to generate any meaningful revenue unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

At March 31, 2003, the Company had $937 in cash, accounts payable of $2,380, advances payable to a related party of $2,631, and accrued interest on notes to related parties of $604, giving the Company working capital deficit of $4,678.

In April 2003 the Company received an advance of $2,500 from HTS Leasing Company, a privately held company controlled by Robert C. Taylor, an officer and director, that is repayable on terms yet to be determined.

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

                         Item 3. Controls and Procedures

Within 90 days prior to the filing of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

                    Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K:  None.

Exhibits: The certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are presented in
Exhibit 99.1 to this report.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               VENTURES-UNITED, INC.


Date:  May 14, 2003            By: /s/ Gary R. Littler, Chief Executive Officer


Date:  May 14, 2003            By: /s/ Robert C. Taylor, Chief Financial Officer

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



Date:  May 14, 2003             By: /s/ Gary R. Littler, Chief Executive Officer

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



Date:  May 14, 2003            By: /s/ Robert C. Taylor, Chief Financial Officer