Form 10QSB
period 2003-06-30
VENTURES UNITED INC
filed 2003-08-14
CIK 789878

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of June 30, 2003 there were 32,447,000 shares of common stock outstanding.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                                 FORM 10-QSB
                            VENTURES-UNITED, INC.

                                    INDEX

                                                                      Page

PART I.       Item 1.  Financial Information                             3

              Condensed Balance Sheets, June 30, 2003                    3
              (Unaudited) And December 31, 2002

              Unaudited Condensed Statement of Operations for            4
              the Three Months and Six Months Ended June 30, 2003
              and 2002, And From Inception on February 10, 1986
              through June 30, 2003

              Unaudited Condensed Statement of Cash Flows for            5
              the Six Months Ended June 30, 2003 and 2002, and From Inception on February 10, 1986 through June 30, 2003

              Notes to Unaudited Condensed Financial Statements          6

              Item 2.  Management's Discussion and Analysis of          10
              Financial Condition or Plan of Operation

              Item 3.  Controls and Procedures                          11

PART II.      Other Information                                         11

              Item 2.  Change in Securities                             11

              Item 5.  Other Information                                11

              Item 6.  Exhibits and Reports on Form 8-K                 11

              Signatures                                                11

PART I.
Item 1.  Financial Information

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                       UNAUDITED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                     June 30,     December 31,
                                                       2003           2002
                                                    ___________    ___________
CURRENT ASSETS:
   Cash                                            $        365   $      1,110
                                                    ___________    ___________
          Total Current Assets                              365          1,110
                                                    ___________    ___________
                                                   $        365   $      1,110
                                                    ___________    ___________

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                $        500   $          -
   Advances from a related party                          2,631          2,631
   Accrued interest - related party                         859            382
   Current portion of convertible notes
     payable - related party                             10,000              -
                                                    ___________    ___________
          Total Current Liabilities                      13,990          3,013

CONVERTIBLE NOTES PAYABLE - RELATED PARTY                 7,500         15,000
                                                    ___________    ___________
          Total Liabilities                              21,490         18,013
                                                    ___________    ___________

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $.001 par value,
     500,000,000 shares authorized,
     32,447,000 shares issued and
     outstanding                                         32,447         32,447
   Capital in excess of par value                     1,375,474      1,375,474
   Deficit accumulated during the
     development stage                               (1,429,046)    (1,424,824)
                                                    ___________    ___________
          Total Stockholders' Equity (Deficit)          (21,125)       (16,903)
                                                    ___________    ___________
                                                   $        365   $      1,110
                                                    ___________    ___________

Note:The Balance Sheet of December 31, 2002 was taken from the audited financial statements at that date and condensed.

    The accompanying notes are an integral part of these unaudited condensed financial statements.

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                     For the Three      For the Six   From Inception
                                     Months Ended      Months Ended   on February 10,
                                       June 30,          June 30,      1986, Through
                                  _________________ _________________    June 30,
                                     2003     2002     2003     2002       2003
                                  ________ ________ ________ ________ _____________
REVENUE                            $     -  $     -  $     -  $     -  $          -

COST OF SALES                            -        -        -        -             -
                                  ________ ________ ________ ________ _____________
GROSS PROFIT                             -        -        -        -             -

EXPENSES:
   General and administrative        1,192    1,185    3,745    3,920     1,429,687
                                  ________ ________ ________ ________ _____________

LOSS BEFORE OTHER INCOME
  (EXPENSE)                         (1,192)  (1,185)  (3,745)  (3,920)   (1,429,687)

OTHER INCOME (EXPENSE):
   Interest expense - related
    party                             (255)       -     (477)       -          (859)
   Other income                          -        -        -        -         1,500
                                  ________ ________ ________ ________ _____________
          Total Other Income
            (Expense)                 (255)       -     (477)       -           641
                                  ________ ________ ________ ________ _____________

LOSS FROM OPERATIONS
  BEFORE INCOME TAXES               (1,447)  (1,185)  (4,222)  (3,920)   (1,429,046)

CURRENT TAX EXPENSE                      -        -        -        -             -

DEFERRED TAX EXPENSE                     -        -        -        -             -
                                  ________ ________ ________ ________ _____________

NET LOSS  $                         (1,447) $(1,185) $(4,222) $(3,920) $ (1,429,046)
                                  ________ ________ ________ ________ _____________

LOSS PER COMMON SHARE              $  (.00) $  (.00) $  (.00) $  (.00) $       (.10)
                                  ________ ________ ________ ________ _____________


    The accompanying notes are an integral part of these unaudited condensed financial statements.

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                        For the Six   From Inception
                                                       Months Ended   on February 10,
                                                         June 30,      1986, Through
                                                    _________________    June 30,
                                                       2003     2002       2003
                                                    ________ ________ _____________
Cash Flows from Operating Activities:
  Net loss                                           $(4,222) $(3,920) $ (1,429,046)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
   Non-cash expenses paid by stock issuance                -        -     1,299,218
   Changes in assets and liabilities:
     Increase in accounts payable                        500   (1,398)          500
     Increase in accrued interest - related party        477        -           859
                                                    ________ ________ _____________
      Net Cash (Used) by Operating Activities         (3,245)  (5,318)     (128,469)
                                                    ________ ________ _____________

Cash Flows from Investing Activities                       -        -             -
                                                    ________ ________ _____________
      Net Cash Provided (Used) by Investing
       Activities                                          -        -             -
                                                    ________ ________ _____________

Cash Flows from Financing Activities:
  Advances from a related party                            -        -         2,631
  Contributed capital for expenses                         -        -         1,566
  Proceeds from convertible notes payable -
   related party                                       2,500    5,000        17,500
  Purchase and cancellation of shares                      -        -        (3,798)
  Proceeds from issuance of common stock                   -        -       142,000
  Stock offering costs                                     -        -       (31,065)
                                                    ________ ________ _____________
      Net Cash Provided by Financing Activities        2,500    5,000       128,834
                                                    ________ ________ _____________

Net Increase (Decrease) in Cash                         (745)    (318)          365

Cash at Beginning of Period                            1,110    1,884             -
                                                    ________ ________ _____________

Cash at End of Period                                $   365  $ 1,566  $        365
                                                    ________ ________ _____________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                         $     -  $     -  $          -
    Income taxes                                     $     -  $     -  $          -

Supplemental Schedule of Non-cash Investing and Financing Activities:
   For the six months ended June 30, 2003:
      None

   For the six months ended June 30, 2002:
      None


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

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and 2002 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

     Reclassification - The financial statements for periods prior to June 30, 2003 have been reclassified to conform to the headings and classifications used in the June 30, 2003 financial statements.

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

NOTE 3 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2003, the Company has available unused operating loss carryforwards of approximately $41,300, which may be applied against future taxable income and which expire in various years through 2023. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $14,100 and $12,900 as of June 30, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,200 during the six months ended June 30, 2003.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Convertible Notes Payable - On April 24, 2003, the Company signed a $2,500 convertible note payable to an entity controlled by a shareholder of the Company. The note is due April 24, 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At June 30, 2003, accrued interest amounted to $28.

     On September 25, 2002, the Company signed a $5,000 convertible note payable to an entity controlled by a shareholder of the Company. The note is due September 25, 2004, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At June 30, 2003, accrued interest amounted to $229.

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS [Continued]

     On June 30, 2002, the Company signed a $10,000 convertible note payable to an entity controlled by a shareholder of the Company. The note is due June 30, 2004, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At June 30, 2003 accrued interest amounted to $602.

     The convertible notes payable mature as follows for the twelve-month periods ended:

                    June 30,                    Principal Due
                   ___________                   ___________
                      2004                      $     10,000
                      2005                             7,500
                      2006                                 -
                      2007                                 -
                      2008                                 -
                                                 ___________
                                                $     17,500
                                                 ___________

     Management Compensation - During the six months ended June 30, 2003 and 2002, the Company did not pay any compensation to any officer or director.

     Advances - A shareholder of the Company has advanced cash to the Company for certain expenses. The advances bear no interest and are due on demand. At June 30, 2003, the Company owed $2,631 to the shareholder.

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

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

   The following data show the amounts used in computing loss per share:

                                              For the Three         For the Six        From Inception
                                              Months Ended          Months Ended       on February 10,
                                                 June 30,              June 30,        1986, Through
                                           _____________________ _____________________   June 30,
                                              2003       2002       2003       2002        2003
                                           __________ __________ __________ __________ _______________
     Loss from operations available to
     common shareholders (numerator)       $   (1,447)$   (1,185)$   (4,222)$   (3,920)$ (1,429,046)
                                           __________ __________ __________ __________ _______________
     Weighted average number of common
     shares outstanding during the period
     (denominator)                         32,447,000 32,447,000 32,447,000 32,447,000   14,218,847
                                           __________ __________ __________ __________ _______________

     At June 30, 2003, the Company had notes payable convertible into 18,358,910 shares of common stock which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 7 - SUBSEQUENT EVENT

     Subsequent to June 30, 2003, an entity controlled by a shareholder of the Company loaned an additional $2,500 to the Company as a convertible note payable. The note is due in August 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share.

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

Six Months Ended June 30, 2003 and 2002

The Company had no revenue from continuing operations for the six-month periods ended June 30, 2003 and 2002.

The Company had general and administrative expenses of $3,745 and $3,920 for the six months ended June 30, 2003 and 2002, respectively. These expenses consisted of professional fees and expenses incurred on general corporate matters and to prepare financial statements and comply with the periodic report filing obligations of the Company under the Securities Exchange Act of 1934. The Company had interest expense of $477 in the six months ended June 30, 2003, arising from loans made to the Company by a shareholder and by an officer and director.

As a result, the Company realized a net loss of $4,222 for the six months ended June 30, 2003, as compared to a net loss of $3,920 for the same period in 2002. The Company does not expect to generate any meaningful revenue unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

At June 30, 2003, the Company had $365 in cash, accounts payable of $500, advances payable to a related party of $2,631, accrued interest on notes to related parties of $859, and current portion of convertible notes payable to related party of $10,000, giving the Company working capital deficit of $13,625.

In April 2003 the Company issued a convertible note in the principal amount of $2,500 to HTS Leasing Company, a privately held company controlled by Robert C. Taylor, an officer and director, that is due April 24, 2005, accrues interest at 6% per annum, and is convertible to common stock at $.001 per share. This loan was obtained to pay the general and administrative costs of the Company.

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

                          PART II. OTHER INFORMATION

                        Item 2. Changes in Securities

In April 2003 the Company issued a convertible note in the principal amount of $2,500 to HTS Leasing Company, a privately held company controlled by Robert C. Taylor, an officer and director, that is due April 24, 2005, accrues interest at 6% per annum, and is convertible to common stock at $.001 per share. This loan was obtained to pay the general and administrative costs of the Company. The broker was involved in the transaction and no commissions were paid to any person. The note was issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

                          Item 5. Other Information

In May 2003 Gary R. Littler resigned his positions as an officer and director of the Company. Robert C. Taylor was appointed president of the Company and performs the functions of the chief executive officer and chief financial officer. Jacque Taylor was appointed secretary and treasurer of the Company.

                   Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K:  None.

Exhibits: Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-B.

 Exhibit      SEC Ref.     Title of Document
   No.           No.

   31.1          31        Certification of the Chief Executive Officer and
                           Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1          32        Certifications of the Chief Executive Officer and
                           Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VENTURES-UNITED, INC.


Date:  August 13, 2003               By: /s/ Robert C. Taylor
                                         Chief Executive Officer and
                                         Chief Financial Officer