Form 10QSB
period 2003-09-30
VENTURES UNITED INC
filed 2003-11-07
CIK 789878

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of September 30, 2003 there were 32,447,000 shares of common stock outstanding.

Transitional Small Business Format:  Yes [  ]  No [ X ]

                                   FORM 10-QSB
                              VENTURES-UNITED, INC.

                                      INDEX

                                                                            Page

PART I.       Item 1.  Financial Information                                  3

              Condensed Balance Sheets, September 30, 2003                    3
              (Unaudited) And December 31, 2002

              Unaudited Condensed Statement of Operations for                 4
              the Three Months and Nine Months Ended September 30,
              2003 and 2002 And From Inception on February 10, 1986
              through September 30, 2003

              Unaudited Condensed Statement of Cash Flows for                 5
              the Nine Months Ended September 30, 2003 and 2002, and From Inception on February 10, 1986 through
              September 30, 2003

              Notes to Unaudited Condensed Financial Statements               6

              Item 2.  Management's Discussion and Analysis of               10
              Financial Condition or Plan of Operation

              Item 3.  Controls and Procedures                               11

PART II.      Other Information                                              11

              Item 2.  Change in Securities                                  11

              Item 6.  Exhibits and Reports on Form 8-K                      11

              Signatures                                                     11

PART I.
Item 1.  Financial Information

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                       UNAUDITED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                   September 30,   December 31,
                                                       2003           2002
                                                    -----------    -----------
CURRENT ASSETS:
   Cash                                            $      1,678   $      1,110
                                                    -----------    -----------
          Total Current Assets                            1,678          1,110
                                                    -----------    -----------
                                                   $      1,678   $      1,110
                                                    -----------    -----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable                                $        500   $          -
   Advances from a related party                          2,631          2,631
   Accrued interest - related party                       1,149            382
   Current portion of convertible notes
     payable - related party                             15,000              -
                                                    -----------    -----------
          Total Current Liabilities                      19,280          3,013

CONVERTIBLE NOTES PAYABLE - RELATED PARTY                 5,000         15,000
                                                    -----------    -----------
          Total Liabilities                              24,280         18,013
                                                    -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $.001 par value,
     500,000,000 shares authorized,
     32,447,000 shares issued and
     outstanding                                         32,447         32,447
   Capital in excess of par value                     1,375,474      1,375,474
   Deficit accumulated during the
     development stage                               (1,430,523)    (1,424,824)
                                                    -----------    -----------
          Total Stockholders' Equity (Deficit)          (22,602)       (16,903)
                                                    -----------    -----------
                                                   $      1,678   $      1,110
                                                    -----------    -----------

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

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                     For the Three     For the Nine   From Inception
                                     Months Ended      Months Ended   on February 10,
                                     September 30,     September 30,   1986, Through
                                  -----------------------------------  September 30,
                                     2003     2002     2003     2002       2003
                                  -------- -------- -------- -------- -------------
REVENUE                            $     -  $     -  $     -  $     -  $          -

COST OF SALES                            -        -        -        -             -
                                  -------- -------- -------- -------- -------------
GROSS PROFIT                             -        -        -        -             -

EXPENSES:
   General and administrative        1,187    2,061    4,932    5,981     1,430,874
                                  -------- -------- -------- -------- -------------

LOSS BEFORE OTHER INCOME
  (EXPENSE)                         (1,187)  (2,061)  (4,932)  (5,981)   (1,430,874)

OTHER INCOME (EXPENSE):
   Interest expense - related
     party                            (290)    (155)    (767)    (155)       (1,149)
   Other income                          -        -        -        -         1,500
                                  -------- -------- -------- -------- -------------
          Total Other Income
            (Expense)                 (290)    (155)    (767)    (155)          351
                                  -------- -------- -------- -------- -------------

LOSS FROM OPERATIONS
  BEFORE INCOME TAXES               (1,477)  (2,216)  (5,699)  (6,136)   (1,430,523)

CURRENT TAX EXPENSE                      -        -        -        -             -

DEFERRED TAX EXPENSE                     -        -        -        -             -
                                  -------- -------- -------- -------- -------------

NET LOSS                           $(1,477) $(2,216) $(5,699) $(6,136) $ (1,430,523)
                                  -------- -------- -------- -------- -------------

LOSS PER COMMON SHARE              $  (.00) $  (.00) $  (.00) $  (.00) $       (.10)
                                  -------- -------- -------- -------- -------------

              The accompanying notes are an integral part of these
                    unaudited condensed financial statements.

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                       For the Nine   From Inception
                                                       Months Ended   on February 10,
                                                       September 30,   1986, Through
                                                    -----------------  September 30,
                                                       2003     2002       2003
                                                    -------- -------- -------------
Cash Flows from Operating Activities:
  Net loss                                           $(5,699) $(6,136) $ (1,430,523)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
   Non-cash expenses paid by stock issuance                -        -     1,299,218
   Changes in assets and liabilities:
     Increase (decrease) in accounts payable             500   (1,998)          500
     Increase in accrued interest - related party        767      155         1,149
                                                    -------- -------- -------------
      Net Cash (Used) by Operating Activities         (4,432)  (7,979)     (129,656)
                                                    -------- -------- -------------

Cash Flows from Investing Activities                       -        -             -
                                                    -------- -------- -------------
      Net Cash Provided (Used) by Investing
        Activities                                         -        -             -
                                                    -------- -------- -------------

Cash Flows from Financing Activities:
  Advances from a related party                            -        -         2,631
  Contributed capital for expenses                         -        -         1,566
  Proceeds from convertible notes payable -
    related party                                      5,000   10,000        20,000
  Purchase and cancellation of shares                      -        -        (3,798)
  Proceeds from issuance of common stock                   -        -       142,000
  Stock offering costs                                     -        -       (31,065)
                                                    -------- -------- -------------
      Net Cash Provided by Financing Activities        5,000   10,000       131,334
                                                    -------- -------- -------------

Net Increase (Decrease) in Cash                          568    2,021         1,678

Cash at Beginning of Period                            1,110    1,884             -
                                                    -------- -------- -------------

Cash at End of Period                                $ 1,678  $ 3,905  $      1,678
                                                    -------- -------- -------------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                         $     -  $     -  $          -
    Income taxes                                     $     -  $     -  $          -

Supplemental Schedule of Non-cash Investing and Financing Activities:
   For the nine months ended September 30, 2003:
      None

   For the nine months ended September 30, 2002:
      None

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

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

     Reclassification - The financial  statements for periods prior to September
     30,  2003  have  been   reclassified   to  conform  to  the   headings  and
     classifications used in the September 30, 2003 financial statements.

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

NOTE 3 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2003, the Company has available unused operating loss carryforwards of approximately $42,500, which may be applied against future taxable income and which expire in various years through 2023. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $14,400 and $12,900 as of September 30, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,500 during the nine months ended September 30, 2003.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Convertible Notes Payable - In August 2003, the Company entered into a $2,500 convertible note payable to an entity controlled by a shareholder of the Company. The note is due August 1, 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At September 30, 2003, accrued interest amounted to $25.

     In April 2003, the Company entered into a $2,500 convertible note payable to an entity controlled by a shareholder of the Company. The note is due April 24, 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At September 30, 2003, accrued interest amounted to $66.

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS [Continued]

     In September 2002, the Company entered into a $5,000 convertible note payable to an entity controlled by a shareholder of the Company. The note is due September 25, 2004, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At September 30, 2003, accrued interest amounted to $305.

     In June 2002, the Company entered into a $10,000 convertible note payable to an entity controlled by a shareholder of the Company. The note is due June 30, 2004, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At September 30, 2003 accrued interest amounted to $753.

     The convertible notes payable mature as follows for the twelve-month periods ended:

                  September 30,                 Principal Due
                   -----------                   -----------
                      2004                      $     15,000
                      2005                             5,000
                      2006                                 -
                      2007                                 -
                      2008                                 -
                                                 -----------
                                                $     20,000
                                                 -----------

     Management Compensation - During the nine months ended September 30, 2003 and 2002, the Company did not pay any compensation to any officer or director.

     Advances - A shareholder of the Company has advanced cash to the Company for certain expenses. The advances bear no interest and are due on demand. At September 30, 2003, the Company owed $2,631 to the shareholder.

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

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share:

                                                For the Three             For the Nine        From Inception
                                                Months Ended              Months Ended        on February 10,
                                                September 30,             September 30,        1986, Through
                                          ------------------------- -------------------------  September 30,
                                              2003         2002         2003         2002         2003
                                          ------------ ------------ ------------ ------------ ------------
     Loss from operations available to
     common shareholders (numerator)      $    (1,477) $    (2,216) $    (5,699) $    (6,136) $(1,430,523)
                                          ------------ ------------ ------------ ------------ ------------
     Weighted average number of common
     shares outstanding during the period
     (denominator)                         32,447,000   32,447,000   32,447,000   32,447,000   14,479,208
                                          ------------ ------------ ------------ ------------ ------------

     At September 30, 2003, the Company had notes payable convertible into 21,148,630 shares of common stock which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 7 - SUBSEQUENT EVENT

     In October 2003, the Company signed a note payable to a shareholder of the Company to convert advances from the shareholder totaling $2,631 into a 6% convertible note payable due October 29, 2005.

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

Nine Months Ended September 30, 2003 and 2002

The Company had no revenue from continuing operations for the nine-month periods ended September 30, 2003 and 2002.

The Company had general and administrative expenses of $4,932 and $5,981 for the nine months ended September 30, 2003 and 2002, respectively. These expenses consisted of professional fees and expenses incurred on general corporate matters and to prepare financial statements and comply with the periodic report filing obligations of the Company under the Securities Exchange Act of 1934. The Company had interest expense of $767 in the nine months ended September 30, 2003 compared to $155 for the same period in 2002. The interest expense is attributable to loans made to the Company by a shareholder and by an affiliate of an officer and director.

As a result, the Company realized a net loss of $5,699 for the nine months ended September 30, 2003, as compared to a net loss of $6,136 for the same period in 2002. The Company does not expect to generate any meaningful revenue unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

At September 30, 2003, the Company had $1,678 in cash, accounts payable of $500, advances payable to a related party of $2,631, accrued interest on notes to related parties of $1,149, and current portion of convertible notes payable to related party of $15,000, giving the Company working capital deficit of $17,602.

In April 2003 and September 2002 the Company issued convertible notes in the principal amount of $2,500 and $5,000, respectively, to HTS Leasing Company, a privately held company controlled by Robert C. Taylor, an officer and director, that accrue interest at 6% per annum, and are convertible to common stock at $.001 per share. The loans were obtained to pay general and administrative costs of the Company. The aggregate principal amount of the loans is $7,500 and the accrued interest on these loans at September 30, 2003 is $371.

In August 2003 the Company issued a convertible note in the principal amount of $2,500 to Seaport Management Group, a private company controlled by Dennis Copenbarger a shareholder of the Company, that is due August 1, 2005, accrues interest at 6% per annum, and is convertible to common stock at $.001 per share. This loan was obtained to pay the general and administrative costs of the Company. In addition, the Company issued a convertible note in the principal amount of $10,000 to Seaport Management Group in June 2002. The accrued interest on these notes at September 30, 2003 is $778.

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

                         Item 3. Controls and Procedures

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

                          Item 2. Changes in Securities

In August 2003 the Company issued a convertible note in the principal amount of $2,500 to HTS Leasing Company, a privately held company controlled by Robert C. Taylor, an officer and director, that is due August 1, 2005, accrues interest at 6% per annum, and is convertible to common stock at $.001 per share. This loan was obtained to pay the general and administrative costs of the Company. No broker was involved in the transaction and no commissions were paid to any person. The note was issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

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

                                    VENTURES-UNITED, INC.



Date:  November 7, 2003              By: /s/ Robert C. Taylor
                                         Chief Executive Officer and
                                         Chief Financial Officer