Form 10KSB
period 2003-12-31
VENTURES UNITED INC
filed 2004-03-29
CIK 789878

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003, or

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

As of December 31, 2003, the Registrant had outstanding 32,447,000 shares of Common Stock, par value $0.001.

Documents incorporated by reference:  None.

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                     Page

Part I

1.    Description of Business                                                 3

2.    Description of Property                                                 7

3.    Legal Proceedings 7

4.    Submission of Matters to a Vote of Security Holders                     7

Part II

5.    Market for Common Equity and Related Stockholder Matters                8

6.    Management's Discussion and Analysis and Plan of Operation              8

7.    Financial Statements                                                   10

8.    Changes in and Disagreements with Accountants on Accounting and        10
      Financial Disclosure

8.A   Controls and Procedures                                                10

Part III

9.    Directors, Executive Officers, Promoters and Control Persons;          10
      Compliance with Section 16(a) of the Exchange Act

10.   Executive Compensation                                                 12

11.   Security Ownership of Certain Beneficial Owners and Management         12

12.   Certain Relationships and Related Transactions                         13

13.   Exhibits and Reports on Form 8-K                                       14

14.   Principal Accountant Fees and Expenses 15

Signatures                                                                   16

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

     In November 2003 the Company entered into a non-binding letter of intent with Impact Diagnostics, Inc., a Utah company that is developing a viral diagnostic test strip. As proposed, the Company would acquire Impact diagnostics as a subsidiary in exchange for approximately 240,000,000 shares of the Company's common stock. The acquisition is subject to the negotiation and execution of a definitive agreement, our review of Impact Diagnostics and its business and financial condition, and the satisfaction of other conditions. At present, the Company is unable to predict whether any agreement will ultimately be reached with Impact Diagnostics or whether the acquisition will occur. Should negotiations breakdown, the Company will continue its search for a suitable business venture in which to participate.

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

     As of December 31, 2003, there were approximately 124 holders of record of the Company's Common Stock.

        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

     The Company had no operations and generated no revenue for the years ended December 31, 2003 and 2002.

     General and administrative expenses for the years ended December 31, 2003 and 2002 were $7,885 and $8,776, respectively. These expenses consisted of professional fees and expenses incurred to prepare financial statements and comply with the periodic report filing obligations of the Company under the Securities Exchange Act of 1934. The Company had interest expense, related party in 2003 of $1,138 and in 2002 of $382. The interest expense arose from:

     o A convertible note in the principal amount of $10,000 issued in January 2002 payable to an entity controlled by a shareholder of the Company that is due January 30, 2004 and accrues interest at 6% per annum;

     o A convertible note in the principal amount of $5,000 issued in September 2002 payable to an entity controlled by a director and shareholder of the Company that is due September 25, 2004 and accrues interest at 6% per annum;

     o A convertible note in the principal amount of $2,500 issued in April 2003 payable to an entity controlled by a director and shareholder of the Company that is due April 24, 2005, accrues interest at 6% per annum;

     o A convertible note in the principal amount of $2,500 issued in August 2003 payable to an entity controlled by a shareholder of the Company that is due August 1, 2005 and accrues interest at 6% per annum; and

     o A convertible note in the principal amount of $5,000 issued in November 2003 that is due November 4, 2005 and accrues interest at 6% per annum.

     Due to the foregoing, the Company realized a net loss of $(9,023) for the year ended December 31, 2003, compared to a net loss of $9,158 for the year ended December 31, 2002. The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

     At December 31, 2003, the Company had $595 in cash, $3,130 of prepaid assets, and current liabilities of $17,020, giving the Company a working capital deficit of $13,295. In 2003 and 2002 the Company issued the following convertible notes:

     o In the principal amount of $10,000 in January 2002 to Seaport Management Group, a private company controlled by Dennis Copenbarger a shareholder of the Company, that was due January 18, 2004;

     o In the principal amount of $5,000 in September 2002 to HTS Leasing Company, a company controlled by Robert C. Taylor, an officer and director of the Company that is due September 25, 2004;

     o In the principal amount of $2,500 in April 2003 to HTS Leasing Company that is due April 24, 2005;

     o In the principal amount of $2,500 in August 2003 to Seaport Management Group that is due August 1, 2005;

     o In the principal amount of $2,631 in October 2003 to Gary R. Littler, a controlling shareholder of the Company, that is due October 29, 2005; and

     o In the principal amount of $5,000 in November 2003 to Sixway, Inc., a private company controlled by Blaine Taylor that is due November 4, 2005.

     Each of the foregoing convertible notes accrues interest at 6% per annum and is convertible to common stock at the rate of one share for each $.001 of principal and accrued interest. The notes were issued in exchange for cash used to cover general and administrative expenses of the Company or to settle advances made on behalf of the Company. Of these notes, $15,000 in principal amount are current liabilities, including a $10,000 note payable to Seaport Management Group that is now in default and a $5,000 note payable to HTS Leasing Company that is due in September 2004.

     The Company does not have sufficient cash to pay its past due note and meet operational needs for the next twelve months. Management intends to seek extensions of its outstanding notes. Further, management will attempt to raise capital for its current operational needs through loans from related parties, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for extension of outstanding notes or an infusion of capital, and there are no assurances to that effect. Moreover, the Company's need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful.

     The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. In November 2003 the Company entered into a non-binding letter of intent with Impact Diagnostics, Inc., a Utah company that is developing a viral diagnostic test strip. As proposed, the Company would acquire Impact diagnostics as a subsidiary in exchange for approximately 240,000,000 shares of the Company's common stock. The acquisition is subject to the negotiation and execution of a definitive agreement, our review of Impact Diagnostics and its business and financial condition, and the satisfaction of other conditions. At present, the Company is unable to predict whether any agreement will ultimately be reached with Impact Diagnostics or whether the acquisition will occur. Should negotiations breakdown, the Company will continue its search for a suitable business venture in which to participate.

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

                          ITEM 7. FINANCIAL STATEMENTS

     The following financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 17.

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

     There are no reportable changes in or disagreements with accountants.

                        ITEM 8A. CONTROLS AND PROCEDURES

     With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on December 31, 2003. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its annual report on Form 10-KSB for the year ended December 31, 2003.

     Subsequent to December 31, 2003, through the date of this filing of Form 10-KSB for the year ended December 31, 2003, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Officers

     The following table gives sets forth the names, ages, and positions of each officer and director of the Company.

Name                      Age   Positions                         Since

Robert C. Taylor          70    President and Director            January 2002

M. Gary Crandall          72    Vice President and Director       January 2002

     All Directors hold their positions for one year or until their successors are duly elected and qualified. Officers hold their positions at the discretion of the Board of Directors.

     The following is information on the business experience of each officer and director.

     Robert C. Taylor has served for the past five years as the President and Chief Executive Officer of HTS Leasing Company, a privately held equipment leasing company based in Salt Lake City, Utah. He served as secretary and treasurer of the Company from January 2002 to May 2003, when he became president of the Company.

     M. Gary Crandall has been semi-retired since 1996 and is employed part time as a sales person with Diamond Auto, a car dealership in Salt Lake City, Utah.

Board and Committee Meetings

     In the fiscal year ended December 31, 2003, the board of directors of the Company did not meet, but acted through written consents of the board. There are no standing committees of the board of directors. Due to the fact the Company has no active operations and its assets consist entirely of a nominal amount of cash, the board of directors determined that it is not necessary or practical for the Company to establish an audit committee, recruit a financial expert to serve on the board, or adopt a code of ethics applicable to its chief executive and financial officers.

Section 16(a) Filing Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to the Company. Based on the copies of filings received by the Company during the most recent fiscal year the directors, officers, and beneficial owners of more than ten percent of the equity securities of the Company registered pursuant to Section 12 of the Exchange Act have filed on a timely basis all required Forms 3, 4, and 5 and any amendments thereto, except for: Robert C. Taylor who has yet to file a Form 4 or 5 with respect to the convertible note issued to HTS Leasing in 2003; Seaport Management Group that has yet to file a Form 4 or 5 with respect to the convertible note issued to it in 2003; Sixway, Inc. that has yet to file a Form 3 with respect to the convertible note issued to it in 2003; and Gary R. Littler who has yet to file a Form 4 or 5 with respect to the convertible note issued to him in 2003.

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

                         ITEM 10. EXECUTIVE COMPENSATION

     During the fiscal years ended December 31, 2003, 2002, and 2001, no officer or director received any direct or indirect compensation for services rendered on behalf of the Company. The Company has no agreement or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services.

            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

     The following table sets forth as of February 15, 2004, the number and percentage of the 32,447,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently an officer and director appointee, (ii) all current officers and director appointees as a group, and (iii) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                             Common              Percent
Name and Address                             Shares              of Class

Seaport Management Group (1)               12,802,470             28.48
17927 Highway 30
Hagerman, ID 83332

Sixway, Inc.                                5,000,000             13.35
534 S. Hidden Circle
North Salt Lake, UT 84054

Gary R. Littler                            20,000,000             61.64
506 Santa Monica Blvd., Ste. 327
Santa Monica, CA 90401

Robert C. Taylor (1)(2)                     7,579,730             18.97
620 East 3945 South
Salt Lake City, UT 84107

M. Gary Crandall (2)                               -0-               -0-
5912 South 1490 East
Salt Lake City, UT 84121

All officers and directors                  7,579,730             18.97
  as a Group (2 persons)

(1) Seaport Management Group, a private company controlled by Dennis Copenbarger, holds convertible notes that are convertible to a total of 12,500,000 shares of common stock. Sixway, Inc., a private company controlled by Blaine Taylor, holds a convertible notes that is convertible to 5,000,000 shares of common stock. HTS Leasing Company, a company controlled by Robert C. Taylor, an officer and director, holds convertible notes convertible to a total of 7,500,000 shares of common stock. The figure for the number of common shares represents the total number of shares issuable on conversion of the notes, and the figure for percent of class owned is determined assuming each note has been converted.

(2)  These persons are the officers or directors of the Company.

            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2003 and 2002 the Company issued the following convertible notes:

     o In the principal amount of $10,000 in January 2002 to Seaport Management Group, a private company controlled by Dennis Copenbarger a shareholder of the Company, that was due January 18, 2004;

     o In the principal amount of $5,000 in September 2002 to HTS Leasing Company, a company controlled by Robert C. Taylor, an officer and director of the Company that is due September 25, 2004;

     o In the principal amount of $2,500 in April 2003 to HTS Leasing Company that is due April 24, 2005;

     o In the principal amount of $2,500 in August 2003 to Seaport Management Group that is due August 1, 2005;

     o In the principal amount of $2,631 in October 2003 to Gary R. Littler, a controlling shareholder of the Company, that is due October 29, 2005; and

     o In the principal amount of $5,000 in November 2003 to Sixway, Inc., a private company controlled by Blaine Taylor that is due November 4, 2005.

     Each of the foregoing convertible notes accrues interest at 6% per annum and is convertible to common stock at the rate of one share for each $.001 of principal and accrued interest. The notes were issued in exchange for cash used to cover general and administrative expenses of the Company or to settle advances made on behalf of the Company. Of these notes, $15,000 in principal amount are current liabilities, including a $10,000 note payable to Seaport Management Group that is now in default and a $5,000 note payable to HTS Leasing Company that is due in September 2004.

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

                  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of 2003.

Exhibits

  Exhibit No.                         Title of Document

      3.1        Articles of Incorporation (1)

      3.2        Bylaws (1)

      10.1       Convertible Promissory Note dated June 30, 2002 (2)

      10.2       Convertible Promissory Note dated September 25, 2002 (3)

      10.3       Form of Convertible Promissory Note issued in 2003 (4)

      31.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed on February 23, 2001, with the SEC as an exhibit to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by this reference.
(2) Filed on August 14, 2002, with the SEC as an exhibit to the Company's quarterly report on Form 10QSB for the quarter year ended June 30, 2002 and incorporated herein by this reference.
(3) Filed on November 14, 2002, with the SEC as an exhibit to the Company's quarterly report on Form 10QSB for the quarter year ended September 30, 2002, and incorporated herein by this reference.
(4) In 2003 the Company issued convertible promissory notes for cash and to settle advances made for the benefit of the Company. The form of convertible note used is identical for all of the notes issued, except for the holder, principal amount, and maturity date. These terms of the notes issued are:

         Name                    Principal Amount        Maturity Date

         HTS Leasing Company     $2,500                  April 24, 2005

         Seaport Management      $2,500                  August 1, 2005
         Group

         Gary R. Littler         $2,631                  October 29, 2005

         Sixway, Inc.            $5,000                  November 4, 2005

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The aggregate fees billed by our principal accounting firm, HJ Associates & Consultants, LLP for fees billed for fiscal years ended December 31, 2003 and 2002 are as follows:

                                         2003                    2002

Audit fees                              $2,730                  $2,885
Audit related fees                       $-0-                    $-0-
Tax fees                                 $250                    $286
All other fees                           $-0-                    $-0-

     The Company's board of directors approved each of the permitted non-audit services. Since the Company has no active business operations and its assets consist entirely of cash, the board has determined it is not necessary or practical for the Company to establish an audit committee or adopt an audit committee charter, so that the board performs the functions of an audit committee.

                                   SIGNATURES

      In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VENTURES-UNITED, INC.


Dated:  March 22, 2004                    By: /s/ Robert C. Taylor, President
                                              Chief Executive Officer
                                              Chief Financial Officer

     In accordance with the Exchange Act, the registration statement has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  March 22, 2004                   /s/ Robert C. Taylor, Director



Dated:  March 22, 2004                   /s/ M. Gary Crandall, Director

                          INDEX TO FINANCIAL STATEMENTS

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]




                                    CONTENTS

                                                                      PAGE

          Independent Accountant's Report                               18

          Balance Sheet, December 31, 2003                              19

          Statements of Operations, for the years ended                 20
          December 31, 2003 and 2002 and from
          inception on February 10,1986 through
          December 31, 2003

          Statement of Stockholders' Equity, from                       21
          inception on February 10, 1986 through
          December 31, 2003

          Statements of Cash Flows, for the years ended                 23
          December 31, 2003 and 2002 and from inception on February 10, 1986 through December 31, 2003

          Notes to Financial Statements                                 24

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
VENTURES-UNITED, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Ventures-United, Inc. [a development stage company] at December 31, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002 and for the period from inception on February 10, 1986 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Ventures-United, Inc. as of and for the year ended December 31, 1999 were audited by other auditors whose report, dated October 19, 2000, expressed an unqualified opinion on these financial statements and included an explanatory paragraph expressing concern about the Company's ability to continue as a going concern. The financial statements as of December 31, 1999 reflect an accumulated deficit of $1,398,397. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements audited by us present fairly, in all material respects, the financial position of Ventures-United, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and for the period from inception on February 10, 1986 through December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred losses since its inception and has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



PRITCHETT, SILER & HARDY, P.C.

January 23, 2004
Salt Lake City, UT

                             VENTURES - UNITED, INC.
                          [A Development Stage Company]

                                  BALANCE SHEET


                                     ASSETS

                                                                  December 31,
                                                                      2003
                                                                   -----------
CURRENT ASSETS:
   Cash                                                           $        595
   Prepaid assets                                                        3,130
                                                                   -----------
          Total Current Assets                                           3,725
                                                                   -----------
                                                                  $      3,725
                                                                   -----------


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable                                               $        500
   Advances from a related party                                             -
   Accrued interest - related party                                      1,520
   Current portion of convertible
     notes payable - related party                                      15,000
                                                                   -----------
          Total Current Liabilities                                     17,020

CONVERTIBLE NOTES PAYABLE - RELATED PARTY                               12,631
                                                                   -----------
          Total Liabilities                                             29,651
                                                                   -----------

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $.001 par value,
     500,000,000 shares authorized,
     32,447,000 shares issued and
     outstanding                                                        32,447
   Capital in excess of par value                                    1,375,474
   Deficit accumulated during the
     development stage                                              (1,433,847)
                                                                   -----------
          Total Stockholders' Equity (Deficit)                         (25,926)
                                                                   -----------
                                                                  $      3,725
                                                                   -----------




    The accompanying notes are an integral part of this financial statement.

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                            STATEMENTS OF OPERATIONS


                                                                       From
                                                    For the        Inception on
                                                  Year Ended       February 10,
                                                 December 31,      1986, Through
                                            ---------------------  December 31,
                                                2003      2002         2003
                                            ---------- ----------  -------------
REVENUE                                      $       -  $       -   $         -

COST OF SALES                                        -          -             -
                                            ---------- ----------  -------------
GROSS PROFIT                                         -          -             -

EXPENSES:
   General and administrative                    7,885      8,776     1,433,827
                                            ---------- ----------  -------------
LOSS BEFORE OTHER INCOME (EXPENSE)              (7,885)    (8,776)   (1,433,827)
                                            ---------- ----------  -------------
OTHER INCOME (EXPENSE)
   Interest expense - related party             (1,138)      (382)       (1,520)
   Other income                                      -          -         1,500
                                            ---------- ----------  -------------
          Total Other Income                    (1,138)      (382)          (20)
                                            ---------- ----------  -------------
LOSS FROM OPERATIONS
  BEFORE INCOME TAXES                           (9,023)    (9,158)   (1,433,847)

CURRENT TAX EXPENSE                                  -          -             -

DEFERRED TAX EXPENSE                                 -          -             -
                                            ---------- ----------  -------------

NET LOSS                                     $  (9,023) $  (9,158)  $(1,433,847)
                                            ---------- ----------  -------------

LOSS PER COMMON SHARE                        $    (.00) $    (.00)  $      (.10)
                                            ---------- ----------  -------------






   The accompanying notes are an integral part of these financial statements.

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                        STATEMENT OF STOCKHOLDERS' EQUITY

                 FROM THE DATE OF INCEPTION ON FEBRUARY 10, 1986

                            THROUGH DECEMBER 31, 2003

                                                                                   Deficit
                                                                                 Accumulated
                                                   Common Stock      Capital in  During the
                                                -------------------  Excess of   Development
                                                 Shares     Amount   Par Value      Stage
                                                ---------  --------  ----------  -----------
BALANCE, February 10, 1986                              -  $      -  $        -  $         -

Issuance of common stock for cash
  at $.015 per share                            7,000,000     7,000      98,000            -

Issuance of common stock for services
  rendered at $.10 per share                    1,000,000     1,000      99,000            -

Issuance of common stock from conversion
  of warrants at $.10 per share                   120,000       120      11,880            -

Issuance of common stock for marketing and
  manufacturing rights at $.75 per share        1,267,000     1,267     948,983            -

Issuance of common stock for equipment
  at $.75 per share                               131,788       132      98,709            -

Issuance of common stock to acquire American
  Financial Systems at $.75 per share             200,000       200     149,800            -

Stock offering costs                                    -         -     (31,065)           -

Net loss from inception on February 10, 1986
  through December 31, 1996                             -         -           -   (1,386,592)
                                                ---------  --------  ----------  -----------
BALANCE, December 31, 1996                      9,718,788     9,719   1,375,307   (1,386,592)

Contributed capital for expenses                        -         -       1,566            -

Net loss for the year ended December 31, 1997           -         -           -         (100)
                                                ---------  --------  ----------  -----------
BALANCE, December 31, 1997                      9,718,788     9,719   1,376,873   (1,386,692)

Net loss for the year ended December 31, 1998           -         -          -          (165)
                                                ---------  --------  ----------  -----------
BALANCE, December 31, 1998                      9,718,788     9,719   1,376,873   (1,386,857)

Issuance of common stock for cash at
  $.001 per share                              20,000,000    20,000           -            -

Canceled shares of common stock at
  $.001 per share                              (1,000,000)   (1,000)          -            -

Net loss for the year ended December 31, 1999           -         -           -      (11,540)

                                   [Continued]

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                        STATEMENT OF STOCKHOLDERS' EQUITY

                 FROM THE DATE OF INCEPTION ON FEBRUARY 10, 1986

                            THROUGH DECEMBER 31, 2003

                                   [Continued]

                                                                                   Deficit
                                                                                 Accumulated
                                                   Common Stock      Capital in  During the
                                               --------------------  Excess of   Development
                                                 Shares     Amount   Par Value      Stage
                                               ----------  --------  ----------  -----------
BALANCE, December 31, 1999                     28,718,788    28,719   1,376,873   (1,398,397)

Canceled shares of common stock at
  $.002 per share on January 19, 2000          (1,398,788)   (1,399)     (1,399)           -

Issuance of common stock for services
  rendered at $.001 per share on September
  29, 2000                                        127,000       127           -            -

Issuance of common stock for cash at $.001
  per share on December 30, 2000                5,000,000     5,000           -            -

Net loss for the year ended December 31, 2000           -         -           -       (8,324)
                                               ----------  --------  ----------  -----------
BALANCE, December 31, 2000                     32,447,000    32,447   1,375,474   (1,406,721)

Net loss for the year ended December 31, 2001           -         -           -       (8,945)
                                               ----------  --------  ----------  -----------
BALANCE, December 31, 2001                     32,447,000    32,447   1,375,474   (1,415,666)

Net loss for the year ended December 31, 2002           -         -           -       (9,158)
                                               ----------  --------  ----------  -----------
BALANCE, December 31, 2002                     32,447,000    32,447   1,375,474   (1,424,824)

Net loss for the year ended December 31, 2003           -         -           -       (9,023)
                                               ----------  --------  ----------  -----------
BALANCE, December 31, 2003                     32,447,000  $ 32,447  $1,375,474  $(1,433,847)
                                               ----------  --------  ----------  -----------







    The accompanying notes are an integral part of this financial statement.

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                    From
                                                                  For the       Inception on
                                                                Year Ended      February 10,
                                                               December 31,     1986, Through
                                                          --------------------- December 31,
                                                              2003      2002        2003
                                                          ---------- ---------- -------------
Cash Flows From Operating Activities:
  Net loss                                                $  (9,023) $  (9,158) $ (1,433,847)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
   Non-cash expenses paid by stock issuance                       -          -     1,299,218
   Changes is assets and liabilities:
      (Increase) in prepaid assets                           (3,130)         -        (3,130)
      Increase (decrease) in accounts payable                   500     (1,998)          500
      Increase in accrued interest - related party            1,138        382         1,520
                                                          ---------- ---------- -------------
       Net Cash (Used) by Operating Activities              (10,515)   (10,774)     (135,739)
                                                          ---------- ---------- -------------
Cash Flows From Investing Activities                              -          -             -
                                                          ---------- ---------- -------------
       Net Cash Provided (Used) by Investing Activities           -          -             -
                                                          ---------- ---------- -------------
Cash Flows From Financing Activities:
  Advances from a related party                                                        2,631
  Contributed capital for expenses                                -          -         1,566
  Proceeds from convertible notes payable - related party    10,000     10,000        25,000
  Purchase and cancellation of shares                             -          -        (3,798)
  Proceeds from issuance of common stock                          -          -       142,000
  Stock offering costs                                            -          -       (31,065)
                                                          ---------- ---------- -------------
       Net Cash Provided by Financing Activities             10,000     10,000       136,334
                                                          ---------- ---------- -------------
Net Increase (Decrease) in Cash                                (515)      (774)          595

Cash at Beginning of Period                                   1,110      1,884             -
                                                          ---------- ---------- -------------
Cash at End of Period                                     $     595  $   1,110  $        595
                                                          ========== ========== =============

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                              $       -  $       -  $          -
    Income taxes                                          $       -  $       -  $          -

Supplemental Schedule of Noncash Investing and Financing Activities:

   For the period from inception on February 10, 1986 through December 31, 2003:

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

     Reclassification  - The financial  statements for periods prior to December
     31,  2003  have  been   reclassified   to  conform  to  the   headings  and
     classifications used in the December 31, 2003 financial statements.

NOTE 2 - CONVERTIBLE NOTES PAYABLE - RELATED PARTY

     On June 30, 2002, the Company signed a $10,000 convertible note payable to an entity controlled by a shareholder of the Company. The note is due June 30, 2004, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At December 31, 2003, accrued interest amounted to $903.

     On September 25, 2002, the Company signed a $5,000 convertible note payable to an entity controlled by a shareholder of the Company. The note is due September 24, 2004, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At December 31, 2003, accrued interest amounted to $380.

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - CONVERTIBLE NOTES PAYABLE - RELATED PARTY [Continued]

     On April 24, 2003, the Company signed a $2,500 convertible note payable to an entity controlled by a shareholder of the Company. The note is due April 24, 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At December 31, 2003, accrued interest amounted to $103.

     On August 1, 2003, the Company signed a $2,500 convertible note payable to an entity controlled by a shareholder of the Company. The note is due August 1, 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At December 31, 2003, accrued interest amounted to $62.

     On October 29, 2003, the Company converted a $2,631 related party account payable into a $2,631 convertible note payable to the individual. The note is due October 29, 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At December 31, 2003, accrued interest amounted to $27.

     On November 6, 2003, the Company signed a $5,000 convertible note payable to an unrelated entity. The note is due November 6, 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per shat. At December 31, 2003, accrued interest amounted to $45.

NOTE 3 - COMMON STOCK

     Common Stock - The Company has authorized 500,000,000 shares of common stock with a par value of $.001 par value. At December 31, 2003, the Company had 32,447,000 shares of common stock issued and outstanding.

     Recent Stock Issuances - On December 20, 2000, the Company issued 5,000,000 shares of previously authorized but unissued common stock for cash of $5,000 (or $.001 per share).

     On September 29, 2000, the Company issued 127,000 shares of previously authorized but unissued common stock for services rendered, valued at $127, (or $.001 per share).

     Stock Cancellation - On January 19, 2000, the Company canceled 1,398,788 shares of common stock valued at $2,798 (or $.002 per share).

NOTE 4 - RELATED PARTY TRANSACTIONS

     Management Compensation - During the years ended December 31, 2003 and 2002 the Company did not pay any compensation to any officer/directors of the Company.

     Advances - A shareholder had advanced cash to the company to pay certain expenses. The amount of these advances was shown as advances from a related party. At October 29, 2003, the Company converted the $2,631 related party account payable into a $2,631 convertible note payable to the individual.

     Convertible   Notes   Payable  -  The  Company  has  entered  into  various
     convertible notes payable with related parties [See Note 2].

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2003, the Company has available unused operating loss carryforwards of approximately $45,500, which may be applied against future taxable income and which expire in various years through 2023.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $15,500 and $12,900 as of December 31, 2003 and 2002,
     respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $2,600 during the year ended December 31, 2003.


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

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share for the periods presented:

                                                                       From
                                                    For the        Inception on
                                                  Year Ended       February 10,
                                                 December 31,      1986, Through
                                          -----------------------  December 31,
                                              2003        2002         2003
                                          -----------  ----------  -------------

     Loss from continuing operations
       available to common stockholders
       (numerator)                        $    (9,023) $   (9,158) $ (1,433,847)
                                          -----------  ----------  -------------
     Weighted average number of common
       shares outstanding used in loss
       per share during the period
       (denominator)                       32,447,000  32,447,000    13,683,941
                                          -----------  ----------  -------------

     At December 31, 2003, the Company had notes payable convertible to 29,151,270 shares of common stock which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 8 - SUBSEQUENT EVENT

     In November 2003. the Company entered into a non-binding letter of intent with Impact Diagnostics, Inc. wherein the Company would issue approximately 240,000,000 shares of common stock to acquire all of the outstanding common stock of Impact Diagnostics. The final consummation of the acquisition is not guaranteed and is subject to various conditions which still need to be met including the negotiation and execution of a definitive acquisition agreement. At present the Company is unable to predict whether any agreement will ultimately be reached.