Form 10QSB
period 2004-03-31
VENTURES UNITED INC
filed 2004-05-17
CIK 789878

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2004

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

                        Commission File Number: 000-32921

                              VENTURES-UNITED, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                  Utah                                      87-0365131
     -------------------------------                   -------------------
     (State or Other Jurisdiction of                      (IRS Employer
      Incorporation or Organization)                    Identification No.)


                  620 East 3945 South, Salt Lake City, UT 84107
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (801) 268-9237
                -------------------------------------------------
                Registrant's Telephone Number including Area Code

                                 Not Applicable
      --------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity: As of March 31, 2004 there were 32,447,000 shares of common stock outstanding.

Transitional Small Business Format:  Yes [ ]  No [X]

                                   FORM 10-QSB
                              VENTURES-UNITED, INC.

                                      INDEX

                                                                           Page

PART I.   Item 1.  Financial Information                                    3

          Condensed Balance Sheets, March 31, 2004 (Unaudited)              3
          And December 31, 2003

          Unaudited Condensed Statement of Operations for the               4
            Three Months Ended March 31, 2004 and 2003
            And From Inception on February 10, 1986 through
            March 31, 2004

          Unaudited Condensed Statement of Cash Flows for the               5
            Three Months Ended March 31, 2004 and 2003, and From
            Inception on February 10, 1986 through March 31, 2004

          Notes to Unaudited Condensed Financial Statements                 6

          Item 2.  Management's Discussion and Analysis of Financial       10
                   Condition or Plan of Operation

          Item 3.  Controls and Procedures                                 11

PART II.  Other Information                                                11

          Item 6.  Exhibits and Reports on Form 8-K                        11

          Signatures                                                       12

PART I.
Item 1. Financial Information

                                              VENTURES-UNITED, INC.
                                          [A Development Stage Company]

                                       UNAUDITED CONDENSED BALANCE SHEETS


                                                     ASSETS

                                                                                  March 31,            December 31,
                                                                                     2004                  2003
                                                                                 ------------          ------------
CURRENT ASSETS:
     Cash                                                                        $         58          $        595
     Prepaid Assets                                                                       790                 3,130
                                                                                 ------------          ------------
               Total Current Assets                                                       848                 3,725
                                                                                 ------------          ------------
                                                                                 $        848          $      3,725
                                                                                 ============          ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                                            $      1,450          $        500
     Accrued interest - related party                                                   1,933                 1,520
     Current portion of convertible notes
       payable - related party                                                         15,000                15,000
                                                                                 ------------          ------------
               Total Current Liabilities                                               18,383                17,020

CONVERTIBLE NOTES PAYABLE - RELATED PARTY                                              12,631                12,631
                                                                                 ------------          ------------
               Total Liabilities                                                       31,014                29,651
                                                                                 ------------          ------------

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $.001 par value,
       500,000,000 shares authorized,
       32,447,000 shares issued and
       outstanding                                                                     32,447                32,447
     Capital in excess of par value                                                 1,375,474             1,375,474
     Deficit accumulated during the
       development stage                                                           (1,438,087)           (1,433,847)
                                                                                 ------------          ------------
               Total Stockholders' Equity (Deficit)                                   (30,166)              (25,926)
                                                                                 ------------          ------------
                                                                                 $        848          $      3,725
                                                                                 ============          ============


Note: The Balance Sheet of December 31, 2003 was taken from the audited financial statements at that date and condensed.

            The accompanying notes are an integral part of these unaudited condensed financial statements.

                                                           3

                                                      VENTURES-UNITED, INC.
                                                  [A Development Stage Company]

                                          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                                   For the Three               From Inception
                                                                                   Months Ended                on February 10,
                                                                                     March 31,                  1986, Through
                                                                            -----------------------------          March 31,
                                                                                 2004         2003                   2004
                                                                            ------------     ------------        ------------
REVENUE                                                                     $          -     $          -        $          -

COST OF SALES                                                                          -                -                   -
                                                                            ------------     ------------        ------------
GROSS PROFIT                                                                           -                -                   -

EXPENSES:
     General and administrative                                                    3,827            2,553           1,437,654
                                                                            ------------     ------------        ------------

LOSS BEFORE OTHER INCOME
  (EXPENSE)                                                                       (3,827)          (2,553)         (1,437,654)

OTHER INCOME (EXPENSE):
     Interest expense - related party                                               (413)            (222)             (1,933)
     Other income                                                                      -                -               1,500
                                                                            ------------     ------------        ------------
               Total Other Income
                 (Expense)                                                          (413)            (222)               (433)
                                                                            ------------     ------------        ------------

LOSS FROM OPERATIONS
  BEFORE INCOME TAXES                                                             (4,240)          (2,775)         (1,438,087)

CURRENT TAX EXPENSE                                                                    -                -                   -

DEFERRED TAX EXPENSE                                                                   -                -                   -
                                                                            ------------     ------------        ------------

NET LOSS                                                                    $     (4,240)    $     (2,775)       $ (1,438,087)
                                                                            ============     ============        ============


LOSS PER COMMON SHARE                                                       $       (.00)    $       (.00)       $       (.10)
                                                                            ============     ============        ============




                The accompanying notes are an integral part of these unaudited condensed financial statements.

                                                                4

                                                      VENTURES-UNITED, INC.
                                                  [A Development Stage Company]

                                          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                   For the Three              From Inception
                                                                                   Months Ended               on February 10,
                                                                                     March 31,                 1986, Through
                                                                            -----------------------------          March 31,
                                                                                2004             2003                2004
                                                                            ------------     ------------        ------------
Cash Flows from Operating Activities:
   Net loss                                                                 $     (4,240)    $     (2,775)       $ (1,438,087)
   Adjustments to reconcile net loss to
     net cash used by operating activities:
     Non-cash expenses paid by stock issuance                                          -                -           1,299,218
     Changes in assets and liabilities:
       (Increase) decrease in prepaid assets                                       2,340                -                (790)
       Increase (decrease) in accounts payable                                       950            2,380               1,450
       Increase in accrued interest - related party                                  413              222               1,933
                                                                            ------------     ------------        ------------
         Net Cash (Used) by Operating Activities                                    (537)            (173)           (136,276)
                                                                            ------------     ------------        ------------

Cash Flows from Investing Activities                                                   -                -                   -
                                                                            ------------     ------------        ------------
         Net Cash Provided (Used) by Investing Activities                              -                -                   -
                                                                            ------------     ------------        ------------

Cash Flows from Financing Activities:
   Advances from a related party                                                       -                -               2,631
   Contributed capital for expenses                                                    -                -               1,566
   Proceeds from convertible notes payable - related party                             -                -              25,000
   Purchase and cancellation of shares                                                 -                -              (3,798)
   Proceeds from issuance of common stock                                              -                -             142,000
   Stock offering costs                                                                -                -             (31,065)
                                                                            ------------     ------------        ------------
         Net Cash Provided by Financing Activities                                     -                -             136,334
                                                                            ------------     ------------        ------------

Net Increase (Decrease) in Cash                                                     (537)            (173)                 58

Cash at Beginning of Period                                                          595            1,110                   -
                                                                            ------------     ------------        ------------

Cash at End of Period                                                       $         58     $        937        $         58
                                                                            ------------     ------------        ------------
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
     Interest                                                               $          -     $          -        $          -
     Income taxes                                                           $          -     $          -        $          -

Supplemental Schedule of Non-cash Investing and Financing Activities:
     For the three months ended March 31, 2004:
         None

     For the three months ended March 31, 2003:
         None


                 The accompanying notes are an integral part of these unaudited condensed financial statements.

                                                               5

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

         Reclassification - The financial statements for periods prior to March 31, 2004 have been reclassified to conform to the headings and classifications used in the March 31, 2004 financial statements.

NOTE 2 - CONVERTIBLE NOTES PAYABLE - RELATED PARTY

         On June 30, 2002, the Company signed a $10,000 convertible note payable to an entity controlled by a shareholder of the Company. The note is due June 30, 2004, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At March 31, 2004, accrued interest amounted to $1,052.

         On September 25, 2002, the Company signed a $5,000 convertible note payable to an entity controlled by a shareholder of the Company. The note is due September 24, 2004, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At March 31, 2004, accrued interest amounted to $455.

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - CONVERTIBLE NOTES PAYABLE - RELATED PARTY [Continued]

         On April 24, 2003, the Company signed a $2,500 convertible note payable to an entity controlled by a shareholder of the Company. The note is due April 24, 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At March 31, 2004, accrued interest amounted to $141.

         On August 1, 2003, the Company signed a $2,500 convertible note payable to an entity controlled by a shareholder of the Company. The note is due August 1, 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At March 31, 2004, accrued interest amounted to $100.

         On October 29, 2003, the Company converted a $2,631 related party account payable into a $2,631 convertible note payable to the individual. The note is due October 29, 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At March 31, 2004, accrued interest amounted to $67.

         On November 6, 2003, the Company signed a $5,000 convertible note payable to an unrelated entity. The note is due November 6, 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per shat. At March 31, 2004, accrued interest amounted to $120.

NOTE 3 - COMMON STOCK

         Common Stock - The Company has authorized 500,000,000 shares of common stock with a par value of $.001 par value. At March 31, 2004, the Company had 32,447,000 shares of common stock issued and outstanding.

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

         Stock Cancellation - On January 19, 2000, the Company canceled 1,398,788 shares of common stock valued at $2,798 (or $.002 per share).

NOTE 4 - RELATED PARTY TRANSACTIONS

         Management Compensation - During the three months ended March 31, 2004 and 2003 the Company did not pay any compensation to any officer/directors of the Company.

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

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2004, the Company has available unused operating loss carryforwards of approximately $49,200, which may be applied against future taxable income and which expire in various years through 2024.

         The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $16,700 and $15,500 as of March 31, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,200 during the three months ended March 31, 2004.


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

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

         The following data show the amounts used in computing loss per share for the periods presented:

                                                                                                              From
                                                                             For the Three                Inception on
                                                                             Months Ended                  February 10,
                                                                               March 31,                  1986, Through
                                                                      ---------------------------            March 31,
                                                                          2004           2003                  2004
                                                                      ------------   ------------          ------------
         Loss from continuing operations available
           to common stockholders (numerator)                         $     (4,240)  $     (2,775)         $ (1,438,087)
                                                                      ------------   ------------          ------------
         Weighted average number of common
           shares outstanding used in loss per share
           during the period (denominator)                              32,447,000     32,447,000            14,975,601
                                                                      ============   ============          ============

         At March 31, 2004, the Company had notes payable convertible to 29,151,270 shares of common stock which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

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

Three Months Ended March 31, 2004 and 2003

The Company had no revenue from continuing operations for the three-month periods ended March 31, 2004 and 2003.

The Company had general and administrative expenses of $3,827 and $2,553 for the three months ended March 31, 2004 and 2003, respectively. These expenses consisted of professional fees and expenses incurred on general corporate matters and to prepare financial statements and comply with the periodic report filing obligations of the Company under the Securities Exchange Act of 1934. The Company had interest expense of $413 in the three months ended March 31, 2004 compared to $222 for the same period in 2003. The interest expense is attributable to loans made to the Company by shareholders and an affiliate of an officer and director.

As a result, the Company realized a net loss of $4,240 for the three months ended March 31, 2004, as compared to a net loss of $2,775 for the same period in 2003. The Company does not expect to generate any meaningful revenue unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

At March 31, 2004, the Company had $58 in cash, prepaid expenses of $790, accounts payable of $1,450, accrued interest payable to related parties of $1,933, and current portion of convertible notes payable to related parties of $15,000, giving the Company working capital deficit of $17,835.

In 2003 and 2002 the Company issued the following convertible notes:

         o In the principal amount of $10,000 in June 2002 to Seaport Management Group, a private company controlled by Dennis Copenbarger a shareholder of the Company, that is due June 30, 2004;

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

Each of the foregoing convertible notes accrues interest at 6% per annum and is convertible to common stock at the rate of one share for each $.001 of principal and accrued interest. The notes were issued in exchange for cash used to cover general and administrative expenses of the Company or to settle advances made on behalf of the Company. Of these notes, $15,000 in principal amount are current liabilities, including a $10,000 note payable to Seaport Management Group that is due in June 2004 and a $5,000 note payable to HTS Leasing Company that is due in September 2004.

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

                         Item 3. Controls and Procedures

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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
                            Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

     32.1          32       Certifications of the Chief Executive Officer and
                            Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              VENTURES-UNITED, INC.



Date:  May 14, 2004                            By: /s/ Robert C. Taylor
                                                  ------------------------------
                                                  Chief Executive Officer and
                                                  Chief Financial Officer