Form 10QSB
period 2004-06-30
VENTURES UNITED INC
filed 2004-08-13
CIK 789878

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ________________ to ___________

                        Commission File Number: 000-32921

                              VENTURES-UNITED, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

               Utah                                              87-0365131
  ---------------------------------                         --------------------
  (State or Other Jurisdiction of                              (IRS Employer
   Incorporation or Organization)                            Identification No.)

                  620 East 3945 South, Salt Lake City, UT 84107
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (801) 268-9237
               --------------------------------------------------
                Registrant's Telephone Number including Area Code

                                 Not Applicable
       -------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of June 30, 2004 there were 32,447,000 shares of common stock outstanding.

Transitional Small Business Format: Yes [ ] No [ X ]

                                   FORM 10-QSB
                              VENTURES-UNITED, INC.

                                      INDEX

                                                                            Page

PART I.   Item 1.  Financial Information                                     3

             Condensed Balance Sheets, June 30, 2004 (Unaudited)             3
             And December 31, 2003

             Unaudited Condensed Statement of Operations for the             4
             Three Months and Six Months Ended June 30, 2004 and 2003
             And From Inception on February 10, 1986 through
             June 30, 2004

             Unaudited Condensed Statement of Cash Flows for the             5
             Six Months Ended June 30, 2004 and 2003, and From
             Inception on February 10, 1986 through June 30, 2004

             Notes to Unaudited Condensed Financial Statements               6

          Item 2.  Management's Discussion and Analysis of Financial        10
          Condition or Plan of Operation

          Item 3.  Controls and Procedures                                  11

PART II.  Other Information                                                 11

          Item 6.  Exhibits and Reports on Form 8-K                         11

          Signatures                                                        12

PART I.
Item 1.  Financial Information

                                              VENTURES-UNITED, INC.
                                          [A Development Stage Company]

                                       UNAUDITED CONDENSED BALANCE SHEETS

                                                     ASSETS

                                                                                June 30,            December 31,
                                                                                  2004                  2003
                                                                           ------------------    ------------------
CURRENT ASSETS:
     Cash                                                                  $              890    $              595
     Prepaid Assets                                                                       179                 3,130
                                                                           ------------------    ------------------
               Total Current Assets                                                     1,069                 3,725
                                                                           ------------------    ------------------
                                                                           $            1,069    $            3,725
                                                                           ==================    ==================


                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                                      $            1,950    $              500
     Related party advances                                                             1,000                     -
     Accrued interest - related party                                                   2,347                 1,520
     Current portion of convertible notes
       payable - related party                                                         17,500                15,000
                                                                           ------------------    ------------------
               Total Current Liabilities                                               22,797                17,020

CONVERTIBLE NOTES PAYABLE - RELATED PARTY                                              10,131                12,631
                                                                           ------------------    ------------------
               Total Liabilities                                                       32,928                29,651
                                                                           ------------------    ------------------

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $.001 par value,
       500,000,000 shares authorized,
       32,447,000 shares issued and
       outstanding                                                                     32,447                32,447
     Capital in excess of par value                                                 1,375,474             1,375,474
     Deficit accumulated during the
       development stage                                                           (1,439,780)           (1,433,847)
                                                                           ------------------    ------------------
               Total Stockholders' Equity (Deficit)                                   (31,859)              (25,926)
                                                                           ------------------    ------------------
                                                                           $            1,069    $            3,725
                                                                           ==================    ==================

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

                                                               3

                                              VENTURES-UNITED, INC.
                                          [A Development Stage Company]

                                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                         For the Three              For the Six          From Inception
                                                         Months Ended              Months Ended          on February 10,
                                                           June 30,                  June 30,             1986, Through
                                                   ------------------------  ------------------------       June 30,
                                                      2004          2003         2004         2003            2004
                                                   -----------  -----------  -----------  -----------   -----------------
REVENUE                                            $         -  $         -  $         -  $         -   $               -

COST OF SALES                                                -            -            -            -                   -
                                                   -----------  -----------  -----------  -----------   -----------------
GROSS PROFIT                                                 -            -            -            -                   -

EXPENSES:
     General and administrative                          1,279        1,192        5,106        3,745           1,438,933
                                                   -----------  -----------  -----------  -----------   -----------------

LOSS BEFORE OTHER INCOME
  (EXPENSE)    (1,279)                                  (1,192)      (5,106)      (3,745)  (1,438,933)

OTHER INCOME (EXPENSE):
     Interest expense - related party                     (414)        (255)        (827)        (477)             (2,347)
     Other income                                            -            -            -            -               1,500
                                                   -----------  -----------  -----------  -----------   -----------------
               Total Other Income
                 (Expense)                                (414)        (255)        (827)        (477)               (847)
                                                   -----------  -----------  -----------  -----------   -----------------

LOSS FROM OPERATIONS
  BEFORE INCOME TAXES                                   (1,693)      (1,447)      (5,933)      (4,222)         (1,439,780)

CURRENT TAX EXPENSE                                          -            -            -            -                   -

DEFERRED TAX EXPENSE                                         -            -            -            -                   -
                                                   -----------  -----------  -----------  -----------   -----------------

NET LOSS                                           $    (1,693) $    (1,447) $    (5,933) $    (4,222)  $      (1,439,780)
                                                   -----------  -----------  -----------  -----------   -----------------

LOSS PER COMMON SHARE                              $     (.00)  $     (.00)  $     (.00)  $     (.00)   $           (.09)
                                                   -----------  -----------  -----------  -----------   -----------------




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

                                                       4

                                              VENTURES-UNITED, INC.
                                          [A Development Stage Company]

                                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                    For the Six          From Inception
                                                                                   Months Ended          on February 10,
                                                                                     June 30,             1986, Through
                                                                             ------------------------       June 30,
                                                                                 2004         2003            2004
                                                                             -----------  -----------   -----------------
Cash Flows from Operating Activities:
   Net loss                                                                  $    (5,933) $    (4,222)  $      (1,439,780)
   Adjustments to reconcile net loss to
     net cash used by operating activities:
     Non-cash expenses paid by stock issuance                                          -            -           1,299,218
     Changes in assets and liabilities:
       (Increase) decrease in prepaid assets                                       2,951            -                (179)
       Increase in accounts payable                                                1,450          500               1,950
       Increase in accrued interest - related party                                  827          477               2,347
                                                                             -----------  -----------   -----------------
         Net Cash (Used) by Operating Activities                                    (705)      (3,245)           (136,444)
                                                                             -----------  -----------   -----------------

Cash Flows from Investing Activities                                                   -            -                   -
                                                                             -----------  -----------   -----------------
         Net Cash Provided (Used) by Investing Activities                              -            -                   -
                                                                             -----------  -----------   -----------------

Cash Flows from Financing Activities:
   Advances from related parties                                                   1,000            -               3,631
   Contributed capital for expenses                                                    -            -               1,566
   Proceeds from convertible notes payable - related party                             -        2,500              25,000
   Purchase and cancellation of shares                                                 -            -              (3,798)
   Proceeds from issuance of common stock                                              -            -             142,000
   Stock offering costs                                                                -            -             (31,065)
                                                                             -----------  -----------   -----------------
         Net Cash Provided by Financing Activities                                 1,000        2,500             137,334
                                                                             -----------  -----------   -----------------

Net Increase (Decrease) in Cash                                                      295         (745)                890

Cash at Beginning of Period                                                          595        1,110                   -
                                                                             -----------  -----------   -----------------

Cash at End of Period                                                        $       890  $       365   $             890
                                                                             ===========  ===========   =================

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
     Interest                                                                $         -  $         -   $               -
     Income taxes                                                            $         -  $         -   $               -

Supplemental Schedule of Non-cash Investing and Financing Activities:
     For the six months ended June 30, 2004:
         None

     For the six months ended June 30, 2003:
         None

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

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and 2003 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

     Reclassification - The financial statements for periods prior to June 30, 2004 have been reclassified to conform to the headings and classifications used in the June 30, 2004 financial statements.

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CONVERTIBLE NOTES PAYABLE - RELATED PARTY

     On November 6, 2003, the Company signed a $5,000 convertible note payable to an entity related to a shareholder of the Company. The note is due November 6, 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At June 30, 2004, accrued interest amounted to $195.

     On October 29, 2003, the Company converted a $2,631 related party account payable into a $2,631 convertible note payable to the individual. The note is due October 29, 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At June 30, 2004, accrued interest amounted to $106.

     On August 1, 2003, the Company signed a $2,500 convertible note payable to an entity controlled by a shareholder of the Company. The note is due August 1, 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At June 30, 2004, accrued interest amounted to $137.

     On April 24, 2003, the Company signed a $2,500 convertible note payable to an entity controlled by a shareholder of the Company. The note is due April 24, 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At June 30, 2004, accrued interest amounted to $178.

     On September 25, 2002, the Company signed a $5,000 convertible note payable to an entity controlled by a shareholder of the Company. The note is due September 24, 2004, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At June 30, 2004, accrued interest amounted to $529.

     On June 30, 2002, the Company signed a $10,000 convertible note payable to an entity controlled by a shareholder of the Company. The note accrues interest at 6% per annum and is convertible to common stock at $.001 per share. The note was due June 30, 2004 and is currently in default. At June 30, 2004, accrued interest amounted to $1,202.

     The convertible notes payable mature as follows for the twelve-month periods ended:

                      June 30,                    Principal Due
                    ------------               -----------------
                        2005                   $          17,500
                        2006                              10,131
                        2007                                   -
                        2008                                   -
                        2009                                   -
                                               -----------------
                                               $          27,631
                                               =================

NOTE 3 - COMMON STOCK

     Common Stock - The Company has authorized 500,000,000 shares of common stock with a par value of $.001 par value. At June 30, 2004, the Company had 32,447,000 shares of common stock issued and outstanding.

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 3 - COMMON STOCK [Continued]

     Recent Stock Issuances - On December 20, 2000, the Company issued 5,000,000 shares of its previously authorized but unissued common stock for cash of $5,000 (or $.001 per share).

     On September 29, 2000, the Company issued 127,000 shares of its previously authorized but unissued common stock for services rendered valued at $127 (or $.001 per share).

     Stock Cancellation - On January 19, 2000, the Company canceled 1,398,788 shares of common stock valued at $2,798 (or $.002 per share).

NOTE 4 - RELATED PARTY TRANSACTIONS

     Management Compensation - During the six months ended June 30, 2004 and 2003, the Company did not pay any compensation to any officer or directors of the Company.

     Advances - An entity related to a shareholder of the Company advanced $1,000 to the Company. The advance bears no interest and is due on demand.

     A shareholder of the Company had advanced cash to the Company to pay certain expenses. On October 29, 2003, the Company converted the $2,631 of related party advances into a $2,631 convertible note payable to the individual [See Notes 2].

     Convertible Notes Payable - The Company has entered into various convertible notes payable with related parties [See Note 2].

NOTE 5 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2004, the Company has available unused operating loss carryforwards of approximately $51,000, which may be applied against future taxable income and which expire in various years through 2024.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $17,200 and $15,500 as of June 30, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,700 during the six months ended June 30, 2004.

                              VENTURES-UNITED, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is seeking potential business opportunities and is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock or through the acquisition of another Company. There is no assurance that the Company will be successful in raising additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 7 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share for the periods presented:

                                                  For the Three                   For the Six            From Inception
                                                  Months Ended                   Months Ended            on February 10,
                                                    June 30,                       June 30,               1986, Through
                                          -----------------------------  ----------------------------       June 30,
                                               2004           2003            2004           2003             2004
                                          -------------   -------------  -------------  -------------   -----------------
       Loss from continuing operations
         available to common
         stockholders (numerator)         $      (1,693)  $      (1,447) $      (5,933) $      (4,222)  $      (1,439,780)
                                          -------------   -------------  -------------  -------------   -----------------
       Weighted average number of
         common shares outstanding
         used in loss per share during
         the period (denominator)            32,447,000      32,447,000     32,447,000     32,447,000          15,212,369
                                          -------------   -------------  -------------  -------------   -----------------

     At June 30, 2004, the Company had notes payable convertible to 29,977,610 shares of common stock which were not used in the computation of loss per share because their effect would be anti-dilutive. At June 30, 2003, the Company had notes payable convertible to 18,358,910 shares of common stock which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 8 - PROPOSED ACQUISITION

     Letter of Intent - In November 2003, the Company signed a non-binding Letter of Intent to acquire Impact Diagnostics, Inc. The Company has subsequently abandoned this planned acquisition.

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

Six Months Ended June 30, 2004 and 2003

The Company had no revenue from continuing operations for the six-month periods ended June 30, 2004 and 2003.

The Company had general and administrative expenses of $5,106 and $3,745 for the six months ended June 30, 2004 and 2003, respectively. These expenses consisted of professional fees and expenses incurred on general corporate matters and to prepare financial statements and comply with the periodic report filing obligations of the Company under the Securities Exchange Act of 1934. The Company had interest expense of $827 in the six months ended June 30, 2004 compared to $477 for the same period in 2003. The interest expense is attributable to loans made to the Company by shareholders and an affiliate of an officer and director.

As a result, the Company realized a net loss of $5,933 for the six months ended June 30, 2004, as compared to a net loss of $4,222 for the same period in 2003. The Company does not expect to generate any meaningful revenue unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

At June 30, 2004, the Company had $890 in cash, prepaid expenses of $179, accounts payable of $1,950, related party advances of $1,000, accrued interest payable to related parties of $2,347, and current portion of convertible notes payable to related parties of $17,500, giving the Company a working capital deficit of $21,728.

In 2003 and 2002 the Company issued the following convertible notes:

     o In the principal amount of $10,000 in June 2002 to Seaport Management Group, a private company controlled by Dennis Copenbarger a shareholder of the Company, that was due June 30, 2004 and is now in default;

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

     o In the principal amount of $2,631 in October 2003 to Gary R. Littler, a former officer and director of the Company, that is due October 29, 2005; and

     o In the principal amount of $5,000 in November 2003 to Sixway, Inc., a private company controlled by Blaine Taylor that is due November 4, 2005.

Each of the foregoing convertible notes accrues interest at 6% per annum and is convertible to common stock at the rate of one share for each $.001 of principal and accrued interest. The notes were issued in exchange for cash used to cover general and administrative expenses of the Company or to settle advances made on behalf of the Company. Of these notes, $17,500 in principal amount are current liabilities, including a $10,000 note payable to Seaport Management Group that was due in June 2004, a $5,000 note payable to HTS Leasing Company that is due in September 2004, and a $2,500 note payable to HTS Leasing Company that is due in April 2005.

In April 2004 the Company received an advance of $1,000 from HTS Leasing Company to pay general and administrative expenses. The advance is non-interest bearing and is due on demand.

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

The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. In November 2003 the Company entered into a non-binding letter of intent with Impact Diagnostics, Inc., a Utah company that is developing a viral diagnostic test strip. As proposed, the Company would acquire Impact diagnostics as a subsidiary in exchange for approximately 240,000,000 shares of the Company's common stock. That proposed transaction has been abandoned.

                         Item 3. Controls and Procedures

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

                                         VENTURES-UNITED, INC.



Date: August 12, 2004                    By: /s/ Robert C. Taylor
                                            --------------------------------
                                            Chief Executive Officer and
                                            Chief Financial Officer