Form 10QSB
period 2004-09-30
VENTURES UNITED INC
filed 2004-11-15
CIK 789878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-32921

VENTURES-UNITED, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	87-0365131
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

620 East 3945 South, Salt Lake City, UT 84107
(Address of Principal Executive Offices) (Zip Code)

(801) 268-9237
Registrant’s Telephone Number including Area Code

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

State the number of shares outstanding of each of the issuer’s classes of common equity: As of September 30, 2004 there were 32,447,000 shares of common stock outstanding.

Transitional Small Business Format: Yes [    ] No [ X  ]

FORM 10-QSB
VENTURES-UNITED, INC.

INDEX

Page

PART I.	Item 1. Financial Information	3

	Condensed Balance Sheets, September 30, 2004 (Unaudited) And December 31, 2003	3

	Unaudited Condensed Statement of Operations for the Three Months and Nine Months Ended September 30, 2004 and 2003 And From Inception on February 10, 1986 through September 30, 2004	4

	Unaudited Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2004 and 2003, and From Inception on February 10, 1986 through September 30, 2004	5

	Notes to Unaudited Condensed Financial Statements	6

	Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation	10

	Item 3. Controls and Procedures	11

PART II.	Other Information	11

	Item 6. Exhibits and Reports on Form 8-K	11

	Signatures	12

PART I.
Item 1. Financial Information

VENTURES-UNITED, INC.
[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

	September 30, 2004	December 31, 2003
CURRENT ASSETS:
Cash	$172	$595
Prepaid Assets	--	3,130

Total Current Assets	172	3,725

	$172	$3,725

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$2,450	$500
Related party advances	1,000	--
Accrued interest - related party	2,765	1,520
Current portion of convertible notes
payable - related party	20,000	15,000

Total Current Liabilities	26,215	17,020

CONVERTIBLE NOTES PAYABLE - RELATED PARTY	7,631	12,631

Total Liabilities	33,846	29,651

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value,
500,000,000 shares authorized,
32,447,000 shares issued and
outstanding	32,447	32,447
Capital in excess of par value	1,375,474	1,375,474
Deficit accumulated during the
development stage	(1,441,595)	(1,433,847)

Total Stockholders' Equity (Deficit)	(33,674)	(25,926)

	$172	$3,725

Note:	The Balance Sheet of December 31, 2003 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

VENTURES-UNITED, INC.
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception on February 10, 1986, Through September 30,
	2004	2003	2004	2003	2004
REVENUE	$--	$--	$--	$--	$--

COST OF SALES	--	--	--	--	--

GROSS PROFIT	--	--	--	--	--

EXPENSES:
General and administrative	1,397	1,187	6,503	4,932	1,440,330

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,397)	(1,187)	(6,503)	(4,932)	(1,440,330)

OTHER INCOME (EXPENSE):
Interest expense - related party	(418)	(290)	(1,245)	(767)	(2,765)
Other income	--	--	--	--	1,500

Total Other Income
(Expense)	(418)	(290)	(1,245)	(767)	(1,265)

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(1,815)	(1,477)	(7,748)	(5,699)	(1,441,595)

CURRENT TAX EXPENSE	--	--	--	--	--

DEFERRED TAX EXPENSE	--	--	--	--	--

NET LOSS	(1,815)	$(1,477)	$(7,748)	$(5,699)	$(1,441,595)

LOSS PER COMMON SHARE	$(.00)	$(.00)	$(.00)	$(.00)	$(.09)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VENTURES-UNITED, INC.
[A Development Stage Company]
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	For the Nine Months Ended September 30,		From Inception on February 10, 1986, Through September 30,
	2004	2003	2004
Cash Flows from Operating Activities:
Net loss	$(7,748)	$(5,699)	$(1,441,595)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash expenses paid by stock issuance	--	--	1,299,218
Changes in assets and liabilities:
(Increase) decrease in prepaid assets	3,130	--	--
Increase in accounts payable	1,950	500	2,450
Increase in accrued interest - related party	1,245	767	2,765

Net Cash (Used) by Operating Activities	(1,423)	(4,432)	(137,162)

Cash Flows from Investing Activities	--	--	--

Net Cash Provided (Used) by Investing Activities	--	--	--

Cash Flows from Financing Activities:
Advances from related parties	1,000	--	3,631
Contributed capital for expenses	--	--	1,566
Proceeds from convertible notes payable - related party	--	5,000	25,000
Purchase and cancellation of shares	--	--	(3,798)
Proceeds from issuance of common stock	--	--	142,000
Stock offering costs	--	--	(31,065)

Net Cash Provided by Financing Activities	1,000	5,000	137,334

Net Increase (Decrease) in Cash	(423)	568	172

Cash at Beginning of Period	595	1,110	--

Cash at End of Period	$172	$1,678	$172

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$--	$--	$--
Income taxes	$--	$--	$--

Supplemental Schedule of Non-cash Investing and Financing Activities:
        For the nine months ended September 30, 2004:
               None

        For the nine months ended September 30, 2003:
               None

        The accompanying notes are an integral part of these unaudited condensed financial statements.

VENTURES-UNITED, INC.
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — Ventures-United, Inc. (“the Company”) was organized under the laws of the State of Utah on February 10, 1986 for the purpose of seeking a favorable business opportunity. The Company currently has no on-going operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company is currently seeking business opportunities or potential business acquisitions.

Condensed Financial Statements — The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and 2003 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2003 audited financial statements. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

Cash and Cash Equivalents — The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Loss Per Share — The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” [See Note 7].

Accounting Estimates — The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

Recently Enacted Accounting Standards — Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, were recently issued. SFAS No. 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Reclassification — The financial statements for periods prior to September 30, 2004 have been reclassified to conform to the headings and classifications used in the September 30, 2004 financial statements.

VENTURES-UNITED, INC.
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 — CONVERTIBLE NOTES PAYABLE — RELATED PARTY

On November 6, 2003, the Company signed a $5,000 convertible note payable to an entity related to a shareholder of the Company. The note is due November 6, 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At September 30, 2004, accrued interest amounted to $270.

On October 29, 2003, the Company converted a $2,631 related party account payable into a $2,631 convertible note payable to the individual. The note is due October 29, 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At September 30, 2004, accrued interest amounted to $144.

On August 1, 2003, the Company signed a $2,500 convertible note payable to an entity controlled by a shareholder of the Company. The note is due August 1, 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At September 30, 2004, accrued interest amounted to $175.

On April 24, 2003, the Company signed a $2,500 convertible note payable to an entity controlled by a shareholder of the Company. The note is due April 24, 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At September 30, 2004, accrued interest amounted to $216.

On September 25, 2002, the Company signed a $5,000 convertible note payable to an entity controlled by a shareholder of the Company. The note accrues interest at 6% per annum and is convertible to common stock at $.001 per share. The note was due September 24, 2004 and is currently in default. At September 30, 2004, accrued interest amounted to $605.

On June 30, 2002, the Company signed a $10,000 convertible note payable to an entity controlled by a shareholder of the Company. The note accrues interest at 6% per annum and is convertible to common stock at $.001 per share. The note was due September 30, 2004 and is currently in default. At September 30, 2004, accrued interest amounted to $1,353.

The convertible notes payable mature as follows for the twelve-month periods ended:

September 30,	Principal Due
2005	$ 20,000
2006	7,631
2007	--
2008	--
2009	--

$ 27,631

NOTE 3 - COMMON STOCK

Common stock - The Company has authorized 500,000,000 shares of common stock with a par value of $.001 par value. At September 30, 2004, the Company had 32,447,000 shares of common stock issued and outstanding.

VENTURES-UNITED, INC.
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 — COMMON STOCK [Continued]

Recent Stock Issuances — On December 20, 2000, the Company issued 5,000,000 shares of its previously authorized but unissued common stock for cash of $5,000 (or $.001 per share).

On September 29, 2000, the Company issued 127,000 shares of its previously authorized but unissued common stock for services rendered valued at $127 (or $.001 per share).

Stock Cancellation — On January 19, 2000, the Company canceled 1,398,788 shares of common stock valued at $2,798 (or $.002 per share).

NOTE 4 — RELATED PARTY TRANSACTIONS

Management Compensation — During the nine months ended September 30, 2004 and 2003, the Company did not pay any compensation to any officer or directors of the Company.

Advances — An entity related to a shareholder of the Company advanced $1,000 to the Company. The advance bears no interest and is due on demand.

A shareholder of the Company had advanced cash to the Company to pay certain expenses. On October 29, 2003, the Company converted the $2,631 of related party advances into a $2,631 convertible note payable to the individual [See Notes 2].

Convertible Notes Payable — The Company has entered into various convertible notes payable with related parties [See Note 2].

NOTE 5 — INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2004, the Company has available unused operating loss carryforwards of approximately $52,000, which may be applied against future taxable income and which expire in various years through 2024.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $17,800 and $15,500 as of September 30, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $2,300 during the nine months ended September 30, 2004.

VENTURES-UNITED, INC.
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 — GOING CONCERN

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

NOTE 7 — LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

For the Three Months Ended September 30,	For the Nine Months Ended September 30,	From Inception on February 20, 1986, Through September 30,

2004	2003	2004	2003	2004

Loss from continuing operations
available to common
stockholders (numerator)	$ (1,815)	$ (1,477)	$ (7,748)	$ (5,699)	$(1,441,595)

Weighted average number of
common shares outstanding
used in loss per share during
the period (denominator)	32,447,000	32,447,000	32,447,000	32,447,000	15,445,304

At September 30, 2004, the Company had notes payable convertible to 29,977,610 shares of common stock which were not used in the computation of loss per share because their effect would be anti-dilutive. At September 30, 2003, the Company had notes payable convertible to 18,358,910 shares of common stock which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 8 — PROPOSED ACQUISITION

Letter of Intent — In November 2003, the Company signed a non-binding Letter of Intent to acquire Impact Diagnostics, Inc. The Company has subsequently abandoned this planned acquisition.

NOTE 9 — SUBSEQUENT EVENT

In November 2004, the Company converted a $1,000 related party advance into a $1,000 convertible note payable to the related party. The note is due November 2, 2006, accrues interest at 6% per annum and is convertible to common stock at $.001 per share.

        Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Nine Months Ended September 30, 2004 and 2003

The Company had no revenue from continuing operations for the nine-month periods ended September 30, 2004 and 2003.

The Company had general and administrative expenses of $6,503 and $4,932 for the nine months ended September 30, 2004 and 2003, respectively. These expenses consisted of professional fees and expenses incurred on general corporate matters and to prepare financial statements and comply with the periodic report filing obligations of the Company under the Securities Exchange Act of 1934. The Company had interest expense of $1,245 in the nine months ended September 30, 2004 compared to $767 for the same period in 2003. The interest expense is attributable to loans made to the Company by shareholders and an affiliate of an officer and director.

As a result, the Company realized a net loss of $7,748 for the nine months ended September 30, 2004, as compared to a net loss of $5,699 for the same period in 2003. The Company does not expect to generate any meaningful revenue unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

At September 30, 2004, the Company had $172 in cash, accounts payable of $2,450, related party advances of $1,000, accrued interest payable to related parties of $2,765, and current portion of convertible notes payable to related parties of $20,000, giving the Company a working capital deficit of $26,043.

In 2003 and 2002 the Company issued the following convertible notes:

In the principal amount of $10,000 in June 2002 to Seaport Management Group, a private company controlled by Dennis Copenbarger a shareholder of the Company, that was due September 30, 2004 and is now in default;

In the principal amount of $5,000 in September 2002 to HTS Leasing Company, a company controlled by Robert C. Taylor, an officer and director of the Company that was due September 24, 2004, and is now in default;

In the principal amount of $2,500 in April 2003 to HTS Leasing Company that is due April 24, 2005;

In the principal amount of $2,500 in August 2003 to Seaport Management Group that is due August 1, 2005;

In the principal amount of $2,631 in October 2003 to Gary R. Littler, a former officer and director of the Company, that is due October 29, 2005; and

In the principal amount of $5,000 in November 2003 to Sixway, Inc., a private company controlled by Blaine Taylor that is due November 6, 2005.

Each of the foregoing convertible notes accrues interest at 6% per annum and is convertible to common stock at the rate of one share for each $.001 of principal and accrued interest. The notes were issued in exchange for cash used to cover general and administrative expenses of the Company or to settle advances made on behalf of the Company. Of these notes, $15,000 in principal amount are in default $5,000 in principal amount is due within one year.

In April 2004 the Company received an advance of $1,000 from HTS Leasing Company to pay general and administrative expenses. The advance is non-interest bearing and is due on demand.

The Company does not have sufficient cash to pay its past due note and meet operational needs for the next twelve months. Management intends to seek extensions of its outstanding notes. Further, management will attempt to raise capital for its current operational needs through loans from related parties, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for extension of outstanding notes or an infusion of capital, and there are no assurances to that effect. Moreover, the Company’s need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful.

The Company’s current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition.

Item 3. Controls and Procedures

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K: None.

Exhibits: Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No.	Title of Document

31.1	31	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTURES-UNITED, INC.

Date: November 12, 2004	By: /s/ Robert C. Taylor
Chief Executive and Chief Financial Officer