Form 10KSB
period 2004-12-31
VENTURES UNITED INC
filed 2005-04-15
CIK 789878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-32921

VENTURES-UNITED, INC.
(Exact name of Registrant as specified in its Charter)

Utah	87-0365131
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

620 East 3945 South, Salt Lake City, UT 84107
(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number including Area Code: (801) 268-9237

Former name, former address and former fiscal year, if changed since last report: Not Applicable

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, par Value $0.001

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The Registrant's revenues for its most recent fiscal year: $0.

The aggregate market value of voting stock held by non-affiliates: As of the date this report is filed there is no public market for the common stock of the issuer, so the aggregate market value of such stock is $0.

As of January 31, 2005, the Registrant had outstanding 32,472,000 shares of Common Stock, par value $0.001.

Documents incorporated by reference: None.

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION	Page

Part I

1.	Description of Business	3

2.	Description of Property	7

3.	Legal Proceedings	7

4.	Submission of Matters to a Vote of Security Holders	7

Part II

5.	Market for Common Equity, Related Stockholder Matters, and	7
	Small Business Issuer Purchases of Equity Securities

6.	Management's Discussion and Analysis or Plan of Operation	8

7.	Financial Statements	10

8	Changes in and Disagreements with Accountants	10
	on Accounting and Financial Disclosure

8.A	Controls and Procedures	10

8.B	Other Information	11

Part III

9.	Directors and Executive Officers of the Registrant	11

10.	Executive Compensation	12

11.	Security Ownership of Certain Beneficial Owners and Management and	12
	Related Stockholder Matters

12.	Certain Relationships and Related Transactions	14

13.	Exhibits	15

14.	Principal Accountant Fees and Expenses	16

Signatures		17

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History

Ventures-United, Inc. (the “Company”) was organized as a Utah corporation on February 13, 1986, for the purpose of seeking a favorable business opportunity. Immediately following organization of the Company, it sold a total of 5,000,000 shares of its common stock, for an aggregate of $5,000 or $0.001 per share. In order to provide the Company with additional capital to seek to acquire or enter into a favorable business opportunity, in 1986 the Company completed a “blind pool” public offering pursuant to a registration statement on Form S-18, which resulted in the sale of 2,000,000 shares of common stock at an offering price of $0.05 per share, or a total gross offering of $100,000.

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

The Company is seeking a business venture in which to participate. The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity that will ultimately prove to be beneficial to the Company and its shareholders.

The activities of the Company are subject to several significant risks that arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company’s shareholders.

Selection of a Business

The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. By relying on “word of mouth”, the Company may be limited in the number of potential acquisitions it can identify.

The Company’s efforts to locate a business venture have not been fruitful. For that reason, the Company engaged the services of Tryant, LLC in January 2005. Under the agreement, Tryant will assist the Company with structuring and presenting itself in a favorable light to attract a prospective business venture, and assist the Company with entering into and closing a transaction with a new business venture. For these services, Tryant will receive $150,000 plus 50 percent of all cash paid at closing, and securities representing 50 percent of the amount of securities the pre-transaction shareholders of the Company retain following the transaction. Should this relationship with Tryant terminate in the future before a transaction with a business venture, the Company may engage the services of another firm to provide similar services for compensation that may take various forms, including one-time cash payments, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements.

The Company will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture’s product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately. If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

In seeking a business venture, the decision of management will not be controlled by an attempt to capitalize on any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company.

The analysis of new businesses will be undertaken by or under the supervision of the officers and directors, with the assistance of any consultants engaged for that purpose. In analyzing prospective businesses, management will consider, to the extent applicable, the available technical, financial, and managerial resources; working capital and other prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trade or service marks; name identification; and other relevant factors.

The decision to participate in a specific business may be based on management’s analysis of the quality of the other firm’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and other factors which are difficult, if not impossible, to analyze through any objective criteria. It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor. The period within which the Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company’s control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for the Company’s participation, and other circumstances.

Acquisition of a Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company’s directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company’s shareholders.

In connection with the Company’s acquisition of a business, the present shareholders of the Company, including officers and directors, may, as a negotiated element of the acquisition, sell a portion or all of the Company’s common stock held by them at a significant premium over their original investment in the Company. It is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the number of “restricted securities” held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company’s common stock that could result from substantial sales of such shares after the restrictions no longer apply. As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company’s shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

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

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company. The issuance of substantial additional securities and their potential sale into any trading market that may develop in the Company’s securities may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called “tax-free” event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the “Code”). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80 percent or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20 percent of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation. Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company’s voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation hold 50 percent or more of the voting stock of the surviving entity. Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50 percent of the issued and outstanding shares of the surviving entity. Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in the Company.

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

The Company will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions that must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of Business After Acquisition

The Company’s operation following its acquisition of a business is dependent on the nature of the business and the interest acquired. The Company’s present management may or may not have experience in the nature of the acquired business and is unable to predict whether the Company will be in control of the acquired business or whether the acquired business will be in control of the Company. It may be additionally expected that the acquired business will present and be subject to various risks like governmental regulation, competition and other risks that cannot be predicted at the present time.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for the common stock, and there has not been a trading market in the Company’s common stock for several years.

Since its inception, no dividends have been paid on the Company’s common stock. The Company intends to retain any earnings for use in its business activities, and does not expect to declare any dividends on the common stock in the foreseeable future.

As of December 31, 2004, there were approximately 124 holders of record of the Company’s Common Stock.

In November 2004, the Company issued for cash a convertible note in the principal amount of $1,000 to HTS Leasing Company, a company controlled by officers and directors of the Company, Robert C. Taylor and Jacque Taylor, that was effective in April 2004 and is due April 15, 2006. The convertible notes accrues interest at 6% per annum and is convertible to common stock at the rate of one share for each $0.001 of principal and accrued interest. Based on the original principal of $1,000, the number of common shares issuable on conversion is 1,000,000. The convertible note was issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, and no commission or other remuneration was paid to any person in connection with effecting the transaction.

In December 2004, the Company issued for cash a convertible note in the principal amount of $1,000 to Blaine Taylor that is due December 28, 2006. The convertible notes accrues interest at 6% per annum and is convertible to common stock at the rate of one share for each $0.001 of principal and accrued interest. Based on the original principal of $1,000, the number of common shares issuable on conversion is 1,000,000. The convertible note was issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, and no commission or other remuneration was paid to any person in connection with effecting the transaction.

On January 17, 2005, the Company issued to M. Gary Crandall, a director, 25,000 shares of common stock as compensation for services rendered as a director and officer of the Company. The shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, and no commission or other remuneration was paid to any person in connection with effecting the transaction.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The Company had no operations and generated no revenue for the years ended December 31, 2004 and 2003. The Company’s plan is to seek a business venture in which to participate. The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity that will ultimately prove to be beneficial to the Company and its shareholders.

The Company is pursuing its search for a business opportunity primarily through its officers and directors, although other sources, such as professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others, may present unsolicited proposals. The Company’s efforts to locate a business venture have not been fruitful. For that reason, the Company engaged the services of Tryant, LLC in January 2005. Under the agreement, Tryant will assist the Company with structuring and presenting itself in a favorable light to attract a prospective business venture, and assist the Company with entering into and closing a transaction with a new business venture. For these services, Tryant will receive $150,000 plus 50 percent of all cash paid at closing, and securities representing 50 percent of the amount of securities the pre-transaction shareholders of the Company retain following the transaction. Should this relationship with Tryant terminate in the future before a transaction with a business venture, the Company may engage the services of another firm to provide similar services for compensation that may take various forms, including one-time cash payments, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements.

The activities of the Company are subject to several significant risks that arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company’s shareholders. A description of the manner in which the Company will pursue the search for and participation in a business venture is described under “Item 1. Business,”above.

Although the Company has no operations, it does incur expenses in connection with complying with reporting requirements under the Securities Exchange Act of 1934. General and administrative expenses for the years ended December 31, 2004 and 2003 were $8,118 and $7,885, respectively. These expenses consisted of professional fees and expenses incurred to prepare financial statements and periodic reports filed by the Company with the Securities and Exchange Commission. Funds required to pay these expenses were obtained through loans from various sources.

In 2004, 2003, and 2002 the Company issued the following convertible notes for loans and advances received to fund its expenses:

In the principal amount of $10,000 in June 2002 to Seaport Management Group, a private company controlled by Sylvia Neuman a shareholder of the Company, that was due June 30, 2004 and is now in default;

In the principal amount of $5,000 in September 2002 to HTS Leasing Company, a company controlled by Robert C. Taylor and Jacque Taylor, both officers and directors of the Company that was due September 24, 2004, and is now in default;

In the principal amount of $2,500 in April 2003 to HTS Leasing Company that is due April 24, 2005;

In the principal amount of $2,500 in August 2003 to Seaport Management Group that is due August 1, 2005;

In the principal amount of $2,631 in October 2003 to Gary R. Littler, a former officer and director of the Company, that is due October 29, 2005;

In the principal amount of $5,000 in November 2003 to Sixway, Inc., a private company controlled by Blaine Taylor that is due November 4, 2005;

In the principal amount of $1,000 in November 2004, effective April 15, 2004, to HTS Leasing Company that is due April 15, 2006; and

In the principal amount of $1,000 in December 2004 to Blaine Taylor that is due December 28, 2006.

Each of the foregoing convertible notes accrues interest at 6% per annum and is convertible to common stock at the rate of one share for each $0.001 of principal and accrued interest. Of these notes, $15,000 in principal amount is in default and $12,631 in principal amount is due within one year. During the years ended December 31, 2004 and 2003 the Company accrued interest on these loans in the amount of $1,705 and $1,138, respectively. All of this interest is payable to persons who are shareholders and/ or officers and directors of the Company or their relatives.

Due to the lack of revenue and ongoing expenses described above, the Company realized a net loss of $9,823 for the year ended December 31, 2004, compared to a net loss of $9,023 for the year ended December 31, 2003. The Company does not expect to generate any meaningful revenue unless and until it acquires an interest in an operating business.

The Company does not have sufficient cash to pay its past due notes, pay notes coming due in the next year, or meet operational needs for the next twelve months. Management intends to seek extensions of its outstanding notes. Further, management will attempt to raise capital for its current operational needs through loans from related parties, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for extension of outstanding notes or an infusion of capital, and there are no assurances to that effect. Moreover, the Company’s need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful.

Forward-Looking Statements

When used in this report, the words “may,” “will,” “expect,”“anticipate,” “continue,” “estimate,” “project,”“intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings “Item 1. Description of Business,” and “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 18.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There are no reportable changes in or disagreements with accountants.

ITEM 8A. CONTROLS AND PROCEDURES

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the Company’s disclosure controls and procedures on December 31, 2004. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company’s filing of its annual report on Form 10-KSB for the year ended December 31, 2004.

Subsequent to December 31, 2004, through the date of this filing of Form 10-KSB for the year ended December 31, 2004, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, and no significant deficiencies or material weaknesses of internal controls that would require corrective action were identified during that period.

ITEM 8B. OTHER INFORMATION

In January 2005 Jacque Taylor was elected by the directors to the position of director of the Company. The information pertaining to Jacque Taylor required by this item of Form 8-K is presented below under Part III.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Officers

The following table gives sets forth the names, ages, and positions of each officer and director of the Company.

Name	Age	Positions	Since

Robert C. Taylor	71	President and Director	January 2002

M. Gary Crandall	73	Vice President and Director	January 2002

Jacque Taylor	60	Secretary/ Treasurer and Director	January 2005

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

Jacque Taylor, the spouse of Robert C. Taylor, has served for the past five years as an officer and director of HTS Leasing Company. Ms. Taylor is also employed as a medical transcriber.

Board and Committee Meetings

In the fiscal year ended December 31, 2004, the board of directors of the Company did not meet, but acted through written consents of the board. There are no standing committees of the board of directors. Due to the fact the Company has no active operations and its assets consist entirely of a nominal amount of cash, the board of directors determined that it is not necessary or practical for the Company to establish an audit committee, recruit a financial expert to serve on the board, or adopt a code of ethics applicable to its chief executive and financial officers.

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

Other Shell Company Activities

The possibility exists that one or more of the officers and directors of the Company could become officers and/or directors of other shell companies, although they have no intention of doing so at the present time. There are certain conflicts of interest inherent with the officers and directors participating in other shell companies, which may be difficult or impossible to resolve in the best interests of the Company. Failure by management to conduct the Company’s business in the best interest of the shareholders may result in liability of management of the Company to its shareholders.

ITEM 10. EXECUTIVE COMPENSATION

During the fiscal years ended December 31, 2004, 2003, and 2002, no officer or director received any direct or indirect compensation for services rendered on behalf of the Company. The Company has no agreement or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSAND
MANAGEMENT

The following table sets forth as of January 31, 2005, the number and percentage of the 32,472,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently an officer and director appointee, (ii) all current officers and director appointees as a group, and (iii) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Common Shares(1)	Percent of Class(1)

Seaport Management Group (2)	15,716,990	33.66
17927 Highway 30 Hagerman, ID 83332

Sixway, Inc. (2)	6,346,520	16.35
Blaine Taylor 534 S. Hidden Circle North Salt Lake, UT 84054

Estate of Gary R. Littler (2)	22,816,220	64.66
506 Santa Monica Blvd., Ste. 327 Santa Monica, CA 90401

Robert C. Taylor (3)(4)	10,976,850	26.17
and Jacque Taylor 620 East 3945 South Salt Lake City, UT 84107

M. Gary Crandall (4)	25,000	0.08
5912 South 1490 East Salt Lake City, UT 8412

All officers and directors	11,001,850	26.23
as a Group (3 persons)

(1)	The figure for the number of common shares represents the total number of shares issuable on conversion of the notes, and the figure for percent of class owned is determined assuming each note has been converted.

(2)	Seaport Management Group, a private company controlled by Sylvia Neuman, holds convertible notes that are convertible to a total of 14,216,990 shares of common stock. Blaine Taylor and Sixway, Inc., a private company controlled by Blaine Taylor, hold convertible notes that are convertible to a total of 6,346,520 shares of common stock. The estate of Gary R. Littler holds a convertible note that is convertible to 2,816,220 shares of common stock.

(3)	HTS Leasing Company, a company controlled by Robert C. Taylor and Jacque Taylor, both officers and directors, holds convertible notes convertible to a total of 9,476,850 shares of common stock. Furthermore, Robert C. Taylor and Jacque Taylor are husband and wife, so they may be deemed to share voting and investment control with respect to the share of common stock owned by Mr. Taylor.

(4)	These persons are the officers or directors of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2004, 2003, and 2002 the Company issued the following convertible notes for loans and advances received to fund its expenses:

In the principal amount of $10,000 in June 2002 to Seaport Management Group, a private company controlled by Sylvia Neuman a shareholder of the Company, that was due June 30, 2004 and is now in default;

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

In the principal amount of $5,000 in November 2003 to Sixway, Inc., a private company controlled by Blaine Taylor that is due November 4, 2005;

In the principal amount of $1,000 in November 2004, effective April 15, 2004, to HTS Leasing Company that is due April 15 2006; and

In the principal amount of $1,000 in December 2004 to Blaine Taylor that is due December 28, 2006.

Each of the foregoing convertible notes accrues interest at 6% per annum and is convertible to common stock at the rate of one share for each $0.001 of principal and accrued interest. Of these notes, $15,000 in principal amount is in default and $12,631 in principal amount is due within one year. During the years ended December 31, 2004 and 2003 the Company accrued interest on these loans in the amount of $1,705 and $1,138, respectively. All of this interest is payable to persons who are shareholders and/ or officers and directors of the Company or their relatives.

The Company utilizes office space at 620 East 3945 South, Salt Lake City, UT 84107, provided by Robert C. Taylor, an officer and director of the Company. It does not pay rent for this office space. The Company intends to reimburse Mr. Taylor for clerical and office expenses, such as telephone charges, copy charges, overnight courier service, travel expenses, and similar costs incurred on Company matters.

ITEM 13. EXHIBITS

Exhibit No.	Title of Document

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Convertible Promissory Note dated June 30, 2002 (2)

10.2	Convertible Promissory Note dated September 25, 2002 (3)

10.3	Form of Convertible Promissory Note issued in 2003 and 2004 (4)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed on February 23, 2001, with the SEC as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by this reference.

(2)	Filed on August 14, 2002, with the SEC as an exhibit to the Company’s quarterly report on Form 10QSB for the quarter year ended June 30, 2002 and incorporated herein by this reference.

(3)	Filed on November 14, 2002, with the SEC as an exhibit to the Company’s quarterly report on Form 10QSB for the quarter year ended September 30, 2002, and incorporated herein by this reference.

(4)	In 2003 and 2004 the Company issued convertible promissory notes for cash and to settle advances made for the benefit of the Company. The form of convertible note used is identical for all of the notes issued, except for the holder, principal amount, and maturity date. The form of convertible promissory note was filed with the SEC as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2003, and is incorporated herein by this reference. The holder, principal amount, and maturity date of each note issued are:

Name	Principal Amount	Maturity Date

HTS Leasing Company	$2,500	April 24, 2005

Seaport Management Group	$2,500	August 1, 2005

Gary R. Littler	$2,631	October 29, 2005

Sixway, Inc.	$5,000	November 4, 2005

HTS Leasing Company	$1,000	April 15, 2006

Blaine Taylor	$1,000	December 28, 2006

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our principal accounting firm, Pritchett, Siler & Hardy, P.C. for fees billed for fiscal years ended December 31, 2004 and 2003 are as follows:

	2004	2003

Audit fees	$3,050	$2,730
Audit related fees	$-0-	$-0-
Tax fees	$ 250	$ 250
All other fees	$-0-	$-0-

The Company’s board of directors approved each of the permitted non-audit services. Since the Company has no active business operations and its assets consist entirely of cash, the board has determined it is not necessary or practical for the Company to establish an audit committee or adopt an audit committee charter, so that the board performs the functions of an audit committee.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTURES-UNITED, INC.

Dated: April 12, 2005	By:	/s/ Robert C. Taylor
Robert C. Taylor, President Chief Executive Officer Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 12, 2005	/s/ Robert C. Taylor
Robert C. Taylor, Director

Dated: April 12, 2005	/s/ M. Gary Crandall
M. Gary Crandall, Director

Dated: April 12, 2005	/s/ Jacque Taylor
Jacque Taylor, Director

INDEX TO FINANCIAL STATEMENTS

VENTURES-UNITED, INC.
[A Development Stage Company]

CONTENTS

PAGE

Report of Independent Registered Public Accounting Firm	19

Balance Sheet, December 31, 2004	20

Statements of Operations, for the years ended	21
December 31, 2004 and 2003 and from
inception on February 10,1986 through
December 31, 2004

Statement of Stockholders' Equity, from	22
inception on February 10, 1986 through
December 31, 2004

Statements of Cash Flows, for the years ended	24
December 31, 2004 and 2003 and from inception
on February 10, 1986 through December 31, 2004

Notes to Financial Statements	25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
VENTURES-UNITED, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Ventures-United, Inc. [a development stage company] as of December 31, 2004 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2004 and 2003 and for the period from inception on February 10, 1986 through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Ventures-United, Inc. as of and for the year ended December 31, 1999 were audited by other auditors whose report, dated October 19, 2000, expressed an unqualified opinion on these financial statements and included an explanatory paragraph expressing concern about the Company’s ability to continue as a going concern. The financial statements as of December 31, 1999 reflect an accumulated deficit of $1,398,397. The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Ventures-United, Inc. [a development stage company] as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and for the period from inception on February 10, 1986 through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred losses since its inception and has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
March 31, 2005

VENTURES-UNITED, INC.
[A Development Stage Company]

BALANCE SHEET

ASSETS

December 31, 2004
CURRENT ASSETS:
Cash	$536

Total Current Assets	536

$536

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$3,429
Accrued interest - related party	3,225
Current portion of convertible
notes payable - related party	27,631

Total Current Liabilities	34,285

CONVERTIBLE NOTES PAYABLE - RELATED PARTY, less
current portion	2,000

Total Liabilities	36,285

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value,
500,000,000 shares authorized,
32,447,000 shares issued and
outstanding	32,447
Capital in excess of par value	1,375,474
Deficit accumulated during the
development stage	(1,443,670)

Total Stockholders' Equity (Deficit)	(35,749)

$536

        The accompanying notes are an integral part of this financial statement.

VENTURES-UNITED, INC.
[A Development Stage Company]

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,		From Inception on February 10, 1986 Through December 31,
	2004	2003	2004
REVENUE	$--	$--	$--

COST OF SALES	--	--	--

GROSS PROFIT	--	--	--

EXPENSES:
General and administrative	8,118	7,885	1,441,945

LOSS BEFORE OTHER INCOME (EXPENSE)	(8,118)	(7,885)	(1,441,945)

OTHER INCOME (EXPENSE)
Interest expense - related party	(1,705)	(1,138)	(3,225)
Other income	--	--	1,500

Total Other Income	(1,705)	(1,138)	(1,725)

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(9,823)	(9,023)	(1,443,670)

CURRENT TAX EXPENSE	--	--	--

DEFERRED TAX EXPENSE	--	--	--

NET LOSS	$(9,823)	$(9,023)	$(1,443,670)

LOSS PER COMMON SHARE	$(.00)	$(.00)	$(.09)

The accompanying notes are an integral part of these financial statements.

VENTURES-UNITED, INC.
[A Development Stage Company]

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FROM THE DATE OF INCEPTION ON FEBRUARY 10, 1986
THROUGH DECEMBER 31, 2004

	Common Stock		Deficit Capital in Excess of	Accumulated During the Development
	Shares	Amount	Par Value	Stage
BALANCE, February 10, 1986	--	$--	$--	$--

Issuance of common stock for cash
at $.015 per share	7,000,000	7,000	98,000	--

Issuance of common stock for services
rendered at $.10 per share	1,000,000	1,000	99,000	--

Issuance of common stock from conversion
of warrants at $.10 per share	120,000	120	11,880	--

Issuance of common stock for marketing and
manufacturing rights at $.75 per share	1,267,000	1,267	948,983	--

Issuance of common stock for equipment
at $.75 per share	131,788	132	98,709	--

Issuance of common stock to acquire American
Financial Systems at $.75 per share	200,000	200	149,800	--

Stock offering costs	--	--	(31,065)	--

Net loss from inception on February 10, 1986
through December 31, 1996	--	--	--	(1,386,592)

BALANCE, December 31, 1996	9,718,788	9,719	1,375,307	(1,386,592)

Contributed capital for expenses	--	--	1,566	--

Net loss for the year ended December 31, 1997	--	--	--	(100)

BALANCE, December 31, 1997	9,718,788	9,719	1,376,873	(1,386,692)

Net loss for the year ended December 31, 1998	--	--	--	(165)

BALANCE, December 31, 1998	9,718,788	9,719	1,376,873	(1,386,857)

Issuance of common stock for cash at
$.001 per share	20,000,000	20,000	--	--

Canceled shares of common stock at
$.001 per share	(1,000,000)	(1,000)	--	--

Net loss for the year ended December 31, 1999	--	--	--	(11,540)

[Continued]

VENTURES-UNITED, INC.
[A Development Stage Company]

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FROM THE DATE OF INCEPTION ON FEBRUARY 10, 1986
THROUGH DECEMBER 31, 2004
[Continued]

	Common Stock		Deficit Capital in Excess of	Accumulated During the Development
	Shares	Amount	Par Value	Stage

BALANCE, December 31, 1999	28,718,788	28,719	1,376,873	(1,398,397)

Canceled shares of common stock at
$.002 per share in January 2000	(1,398,788)	(1,399)	(1,399)	--

Issuance of common stock for services
rendered at $.001 per share in September 2000	127,000	127	--	--

Issuance of common stock for cash at $.001
per share in December 2000	5,000,000	5,000	--	--

Net loss for the year ended December 31, 2000	--	--	--	(8,324)

BALANCE, December 31, 2000	32,447,000	32,447	1,375,474	(1,406,721)

Net loss for the year ended December 31, 2001	--	--	--	(8,945)

BALANCE, December 31, 2001	32,447,000	32,447	1,375,474	(1,415,666)

Net loss for the year ended December 31, 2002	--	--	--	(9,158)

BALANCE, December 31, 2002	32,447,000	32,447	1,375,474	(1,424,824)

Net loss for the year ended December 31, 2003	--	--	--	(9,023)

BALANCE, December 31, 2003	32,447,000	32,447	1,375,474	(1,433,847)

Net loss for the year ended December 31, 2004	--	--	--	(9,823)

BALANCE, December 31, 2004	32,447,000	$32,447	$1,375,474	$(1,443,670)

        The accompanying notes are an integral part of this financial statement.

VENTURES-UNITED, INC. [A Development Stage Company]

STATEMENTS OF CASH FLOWS INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
	For the Year Ended December 31,		From Inception on February 10, 1986 Through December 31,
	2004	2003	2004
Cash Flows From Operating Activities:
Net loss	$(9,823)	$(9,023)	$(1,443,670)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash expenses paid by stock issuance	--	--	1,299,218
Changes in assets and liabilities:
(Increase) decrease in prepaid assets	3,130	(3,130)	--
Increase in accounts payable	2,929	500	3,429
Increase in accrued interest - related party	1,705	1,138	3,225

Net Cash (Used) by Operating Activities	(2,059)	(10,515)	(137,798)

Cash Flows From Investing Activities	--	--	--

Net Cash Provided (Used) by Investing Activities	--	--	--

Cash Flows From Financing Activities:
Advances from a related party	--	--	2,631
Contributed capital for expenses	--	--	1,566
Proceeds from convertible notes payable - related party	2,000	10,000	27,000
Purchase and cancellation of shares	--	--	(3,798)
Proceeds from issuance of common stock	--	--	142,000
Stock offering costs	--	--	(31,065)

Net Cash Provided by Financing Activities	2,000	10,000	138,334

Net Increase (Decrease) in Cash	(59)	(515)	536

Cash at Beginning of Period	595	1,110	--

Cash at End of Period	$536	$595	$536

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$--	$--	$--
Income taxes	$--	$--	$--

Supplemental Schedule of Noncash Investing and Financing Activities:

For the year ended December 31, 2004:

None.

For the year ended December 31, 2003:

None.

The accompanying notes are an integral part of these financial statements.

24

VENTURES-UNITED, INC.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

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

Income Taxes – The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”[See Note 5].

Loss Per Share — The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”[See Note 7].

Accounting Estimates— The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

Recently Enacted Accounting Standards —Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4", SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67", SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), “Share-Based Payment”, were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.

Reclassification —The financial statements for periods prior to December 31, 2004 have been reclassified to conform to the headings and classifications used in the December 31, 2004 financial statements.

NOTE 2 — CONVERTIBLE NOTES PAYABLE — RELATED PARTY

In June 2002, the Company signed a $10,000 convertible note payable to an entity controlled by a shareholder of the Company. The note was due in June 2004, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. The note is currently in default. At December 31, 2004, accrued interest amounted to $1,504.

VENTURES-UNITED, INC.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

      NOTE 2 — CONVERTIBLE NOTES PAYABLE — RELATED PARTY [Continued]

In September 2002, the Company signed a $5,000 convertible note payable to an entity controlled by a shareholder of the Company. The note was due in September 2004, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. The note is currently in default. At December 31, 2004, accrued interest amounted to $680.

In April 2003, the Company signed a $2,500 convertible note payable to an entity controlled by a shareholder of the Company. The note is due in April 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At December 31, 2004, accrued interest amounted to $254.

In August 2003, the Company signed a $2,500 convertible note payable to an entity controlled by a shareholder of the Company. The note is due in August 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At December 31, 2004, accrued interest amounted to $213.

In October 2003, the Company converted a $2,631 related party account payable into a $2,631 convertible note payable to the individual. The note is due in October 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At December 31, 2004, accrued interest amounted to $185.

In November 2003, the Company signed a $5,000 convertible note payable to an entity controlled by a relative of a shareholder of the Company. The note is due in November 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At December 31, 2004, accrued interest amounted to $346.

In November 2004 the Company signed a $1,000 convertible note payable, effective April 15, 2004, to an entity controlled by a shareholder of the Company. The note accrues interest at 6% per annum and is convertible to common stock at $.001 per share. The note is due in April 2006. At December 31, 2004 accrued interest amounted to $43.

In December 2004 the Company signed a $1,000 convertible note payable to a relative of a shareholder of the Company. The note is due in December 2006, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At December 31, 2004, accrued interest amounted to $0.

The convertible notes payable mature as follows for the twelve-month periods ended:

December 31,	Principal Due
2005	$ 27,631
2006	2,000
2007	--
2008	--
2009	--

$ 29,631

VENTURES-UNITED, INC.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 3 — COMMON STOCK

Common Stock –The Company has authorized 500,000,000 shares of common stock with a par value of $.001. At December 31, 2004, the Company had 32,447,000 shares of common stock issued and outstanding.

Recent Stock Issuances —In December 2000, the Company issued 5,000,000 shares of its previously authorized but unissued common stock for cash of $5,000 (or $.001 per share).

In September 2000, the Company issued 127,000 shares of its previously authorized but unissued common stock for services rendered, valued at $127, (or $.001 per share).

Stock Cancellation —In January 2000, the Company canceled 1,398,788 shares of common stock valued at $2,798 (or $.002 per share).

NOTE 4 — RELATED PARTY TRANSACTIONS

Management Compensation —During the years ended December 31, 2004 and 2003 the Company did not pay any compensation to any officer/directors of the Company.

Office Space – The Company does not have a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no cost to the Company.

Advances – A shareholder had advanced cash to the Company to pay certain expenses. The amount of these advances was shown as advances from a related party. In October 2003, the Company converted the $2,631 related party account payable into a $2,631 convertible note payable to the individual [See Note 2].

Convertible Notes Payable— The Company has entered into various convertible notes payable with related parties [See Note 2].

NOTE 5 — INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2004, the Company has available unused operating loss carryforwards of approximately $52,000, which may be applied against future taxable income and which expire in various years through 2024.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $17,700 and $15,500 as of December 31, 2004 and 2003, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $2,200 during the year ended December 31, 2004.

VENTURES-UNITED, INC.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

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

NOTE 7 — LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Year Ended December 31,		From Inception on February 10, 1986, Through December 31,
	2004	2003	2004
Loss from continuing operations available
to common stockholders (numerator)	$(9,823)	$(9,023)	$(1,443,670)

Weighted average number of common
shares outstanding used in loss per share
during the period (denominator)	32,447,000	32,447,000	15,672,026

At December 31, 2004, the Company had notes payable convertible to 32,856,090 shares of common stock which were not used in the computation of loss per share because their effect would be anti-dilutive. At December 31, 2003, the Company had notes payable convertible to 29,151,270 shares of common stock which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 8 – PROPOSED ACQUISITION

In November 2003, the Company entered into a non-binding letter of intent to acquire Impact Diagnostics, Inc. The Company has subsequently abandoned this planned acquisition.

VENTURES-UNITED, INC.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 9 – SUBSEQUENT EVENTS

In January 2005, the Company issued 25,000 shares to a director of the Company for services rendered as an officer and director of the Company.

In January 2005, the Company engaged Tryant, LLC to locate a possible business venture. Under the agreement, the Company will pay Tryant, LLC $150,000 from the cash proceeds received by the Company upon closing an acquisition plus 50% of any other cash payments related to an acquisition. The Company will also issue to Tryant, LLC 50% of the Company’s post-reorganization equity participation at the closing of an acquisition.

In March 2005, an entity controlled by a shareholder of the Company loaned an additional $2,000 to the Company.