Form 10QSB
period 2005-03-31
VENTURES UNITED INC
filed 2005-05-20
CIK 789878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity: As of March 31, 2005 there were 32,472,000 shares of common stock outstanding.

Transitional Small Business Format: Yes [    ] No [ X  ]

FORM 10-QSB
VENTURES-UNITED, INC.

INDEX

Page

PART I.	Item 1. Financial Information	3

	Condensed Balance Sheets, March 31, 2005 (Unaudited) And December 31, 2004	3

	Unaudited Condensed Statement of Operations for the Three Months and Nine Months Ended March 31, 2005 and 2004 And From Inception on February 10, 1986 through March 31, 2005	4

	Unaudited Condensed Statement of Cash Flows for the Nine Months Ended March 31, 2005 and 2004, and From Inception on February 10, 1986 through March 31, 2005	5

	Notes to Unaudited Condensed Financial Statements	6

	Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation	11

	Item 3. Controls and Procedures	12

PART II.	Other Information	11

	Item 6. Exhibits and Reports on Form 8-K	13

	Signatures	14

PART I.

Item 1. Financial Information

VENTURES-UNITED, INC.
[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

	March 31, 2005	December 31, 2004
CURRENT ASSETS:
Cash	$215	$536

Total Current Assets	215	536

	$215	$536

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,550	$3,429
Accrued interest - related party	3,668	3,225
Current portion of convertible notes
payable - related party	27,631	27,631

Total Current Liabilities	32,849	34,285

CONVERTIBLE NOTES PAYABLE - RELATED PARTY,
less current portion	4,000	2,000

Total Liabilities	36,849	36,285

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value,
500,000,000 shares authorized,
32,472,000 and 32,447,000 shares
issued and outstanding, respectively	32,472	32,447
Capital in excess of par value	1,375,474	1,375,474
Deficit accumulated during the
development stage	(1,444,580)	(1,443,670)

Total Stockholders' Equity (Deficit)	(36,634)	(35,749)

	$215	$536

Note:	The Balance Sheet at December 31, 2004 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

VENTURES-UNITED, INC.
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		From Inception on February 10, 1986, Through March 31,
	2005	2004	2005
REVENUE	$--	$--	$--

COST OF SALES	--	--	--

GROSS PROFIT	--	--	--

EXPENSES:
General and administrative	467	3,827	1,442,412

LOSS BEFORE OTHER INCOME (EXPENSE)	(467)	(3,827)	(1,442,412)

OTHER INCOME (EXPENSE):
Interest expense - related party	(443)	(413)	(3,668)
Other income	--	--	1,500

Total Other Income (Expense)	(443)	(413)	(2,168)

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(910)	(4,240)	(1,444,580)

CURRENT TAX EXPENSE	--	--	--

DEFERRED TAX EXPENSE	--	--	--

NET LOSS	$(910)	$(4,240)	$(1,444,580)

LOSS PER COMMON SHARE	$(.00)	$(.00)	$(.09)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VENTURES-UNITED, INC.
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	For the Three Months Ended March 31,		From Inception on February 10, 1986, Through March 31,
	2005	2004	2005
Cash Flows from Operating Activities:
Net loss	$(910)	$(4,240)	$(1,444,580)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash expenses paid by stock issuance	25	--	1,299,243
Changes in assets and liabilities:
Decrease in prepaid assets	--	2,340	--
Increase (decrease) in accounts payable	(1,879)	950	1,550
Increase in accrued interest - related party	443	413	3,668

Net Cash (Used) by Operating Activities	(2,321)	(537)	(140,119)

Cash Flows from Investing Activities	--	--	--

Net Cash Provided (Used) by Investing Activities	--	--	--

Cash Flows from Financing Activities:
Advances from a related party	--	--	2,631
Contributed capital for expenses	--	--	1,566
Proceeds from convertible notes payable - related party	2,000	--	29,000
Purchase and cancellation of shares	--	--	(3,798)
Proceeds from issuance of common stock	--	--	142,000
Stock offering costs	--	--	(31,065)

Net Cash Provided by Financing Activities	2,000	--	140,334

Net Increase (Decrease) in Cash	(321)	(537)	215

Cash at Beginning of Period	536	595	--

Cash at End of Period	$215	$58	$215

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$--	$--	$--
Income taxes	$--	$--	$--

Supplemental Schedule of Non-cash Investing and Financing Activities:
    For the three months ended March 31, 2005:
In January 2005, the Company issued 25,000 shares of common stock for services rendered valued at $25.

        For the three months ended March 31, 2004:
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

Condensed Financial Statements – The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and 2004 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2004 audited financial statements. The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

Cash and Cash Equivalents — The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes —The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” [See Note 5].

Loss Per Share — The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”[See Note 7].

Accounting Estimates— The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated by management.

Recently Enacted Accounting Standards —Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4", SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions — an amendment of FASB Statements No. 66 and 67", SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), “Share-Based Payment”, were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Reclassification —The financial statements for periods prior to March 31, 2005 have been reclassified to conform to the headings and classifications used in the March 31, 2005 financial statements.

VENTURES-UNITED, INC.
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 — CONVERTIBLE NOTES PAYABLE — RELATED PARTY

In June 2002, the Company signed a $10,000 convertible note payable to an entity controlled by a shareholder of the Company. The note was due in June 2004, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. The note is currently in default. At March 31, 2005, accrued interest amounted to $1,652.

In September 2002, the Company signed a $5,000 convertible note payable to an entity controlled by a shareholder of the Company. The note was due in September 2004, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. The note is currently in default. At March 31, 2005, accrued interest amounted to $755.

In April 2003, the Company signed a $2,500 convertible note payable to an entity controlled by a shareholder of the Company. The note is due in April 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At March 31, 2005, accrued interest amounted to $291.

In August 2003, the Company signed a $2,500 convertible note payable to an entity controlled by a shareholder of the Company. The note is due in August 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At March 31, 2005, accrued interest amounted to $250.

In October 2003, the Company converted a $2,631 related party account payable into a $2,631 convertible note payable to the individual. The note is due in October 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At March 31, 2005, accrued interest amounted to $224.

In November 2003, the Company signed a $5,000 convertible note payable to an entity controlled by a relative of a shareholder of the Company. The note is due in November 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At March 31, 2005, accrued interest amounted to $420.

In November 2004, the Company signed a $1,000 convertible note payable, effective April 15, 2004, to an entity controlled by a shareholder of the Company. The note accrues interest at 6% per annum and is convertible to common stock at $.001 per share. The note is due in April 2006. At March 31, 2005, accrued interest amounted to $58.

In December 2004, the Company signed a $1,000 convertible note payable to a relative of a shareholder of the Company. The note is due in December 2006, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. At March 31, 2005, accrued interest amounted to $15.

In March 2005, the Company signed a $2,000 convertible note payable to an entity controlled by a shareholder of the Company. The note accrues interest at 6% per annum and is convertible to common stock at $.001 per share. The note is due in March 2007. At March 31, 2005 accrued interest amounted to $3.

VENTURES-UNITED, INC.
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 — CONVERTIBLE NOTES PAYABLE — RELATED PARTY

The convertible notes payable mature as follows for the twelve-month periods ended:

March 31,	Principle Due
2006	$ 27,631
2007	4,000
2008	--
2009	--
2010	--

$ 31,631

NOTE 3 — COMMON STOCK

Common Stock —The Company has authorized 500,000,000 shares of common stock with a par value of $.001. At March 31, 2005 and December 31, 2004, respectively, the Company had 32,472,000 and 32,447,000 shares of common stock issued and outstanding.

Recent Stock Issuances —In January 2005, the Company issued 25,000 shares of its previously authorized but unissued common stock to an officer and director of the Company for services rendered, valued at $25 (or $.001 per share).

In December 2000, the Company issued 5,000,000 shares of its previously authorized but unissued common stock for cash of $5,000 (or $.001 per share).

In September 2000, the Company issued 127,000 shares of its previously authorized but unissued common stock for services rendered, valued at $127 (or $.001 per share).

Stock Cancellation —In January 2000, the Company canceled 1,398,788 shares of common stock valued at $2,798 (or $.002 per share).

NOTE 4 — RELATED PARTY TRANSACTIONS

Management Compensation —During the three months ended March 31, 2005 and 2004 the Company did not pay any cash compensation to any officer/directors of the Company.

Office Space —The Company does not have a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no cost to the Company.

Advances —A shareholder had advanced cash to the Company to pay certain expenses. The amount of these advances was shown as advances from a related party. In October 2003, the Company converted the $2,631 related party account payable into a $2,631 convertible note payable to the individual [See Note 2].

VENTURES-UNITED, INC.
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 — RELATED PARTY TRANSACTIONS [Continued]

Convertible Notes Payable— The Company has entered into various convertible notes payable with related parties [See Note 2].

Stock Issuance– In January 2005, the Company issued 25,000 shares of common stock to an officer and director of the Company [See Note 3].

NOTE 5 — INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2005, the Company has available unused operating loss carryforwards of approximately $54,000, which may be applied against future taxable income and which expire in various years through 2025. If certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforwards that can be utilized.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $18,400 and $18,200 as of March 31, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $200 during the three months ended March 31, 2005.

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

VENTURES-UNITED, INC.
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 — LOSS PER SHARE [Continued]

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three Months Ended March 31,		From Inception on February 10, 1986, Through March 31,
	2005	2004	2005
Loss from continuing operations available
to common stockholders (numerator)	$(910)	$(4,240)	$(1,444,580)

Weighted average number of common
shares outstanding used in loss per share
during the period (denominator)	32,467,278	32,447,000	15,888,305

At March 31, 2005, the Company had notes payable convertible to 35,298,230 shares of common stock which were not used in the computation of loss per share because their effect would be anti-dilutive. At March 31, 2004 the Company had notes payable convertible to 29,151,270 shares of common stock which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

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

        Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Plan of Operation

The Company had no operations and generated no revenue for the three-month periods ended March 31, 2005 and 2004. The Company’s plan is to seek a business venture in which to participate. The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity that will ultimately prove to be beneficial to the Company and its shareholders.

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

Although the Company has no operations, it does incur expenses in connection with complying with reporting requirements under the Securities Exchange Act of 1934. General and administrative expenses for the three-months ended March 31, 2005 and 2004 were $467 and $3,827, respectively. These expenses consisted of professional fees and expenses incurred to prepare financial statements and periodic reports filed by the Company with the Securities and Exchange Commission. Funds required to pay these expenses were obtained through loans from various sources.

In 2005, 2004, 2003, and 2002 the Company issued the following convertible notes for loans and advances received to fund its expenses:

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

In the principal amount of $1,000 in November 2004, effective April 15, 2004, to HTS Leasing Company that is due April 15, 2006;

In the principal amount of $1,000 in December 2004 to Blaine Taylor that is due December 28, 2006; and

In the principal amount of $2,000 in March 2005 to Seaport Management Group that is due March 21, 2007.

Each of the foregoing convertible notes accrues interest at 6% per annum and is convertible to common stock at the rate of one share for each $0.001 of principal and accrued interest. Of these notes, $17,500 in principal amount is in default as of the filing of this report and $11,131 in principal amount is due within one year. During the three-months ended March 31, 2005 and 2004 the Company accrued interest on these loans in the amount of $443 and $413, respectively. All of this interest is payable to persons who are shareholders and/ or officers and directors of the Company or their relatives.

Due to the lack of revenue and ongoing expenses described above, the Company realized a net loss of $910 for the three-month period ended March 31, 2005, compared to a net loss of $4,240 for the same period in 2004. The Company does not expect to generate any meaningful revenue unless and until it acquires an interest in an operating business.

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

Forward-Looking Statement Notice

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

Item 3. Controls and Procedures

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 6. Exhibits

Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No.	Title of Document

10.1	10	Agreement with Tryant, LLC

31.1	31	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTURES-UNITED, INC.

Date: May 20, 2005	By:	/s/ Robert C. Taylor
Robert C. Taylor Chief Executive Officer Chief Financial Officer