Form 10QSB
period 2005-09-30
VENTURES UNITED INC
filed 2005-11-10
CIK 789878

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ______________

Commission file number: 000-32921

VENTURES-UNITED, INC.
 (Exact name of small business issuer as specified in its charter)

Utah                                                        87-0365131

(State or other jurisdiction of                  (IRS Employer Identification No.)

                                                                    incorporation or organization)

620 East 3945 South, Salt Lake City, UT 84107
 (Address of principal executive offices)

(801) 268-9237
 (Issuer’s telephone number)

 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [ X]  No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under plan confirmed by a court.  Yes ____  No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

The aggregate number of shares issued and outstanding of the issuer’s common stock as of September 30, 2005 was 42,472,000 shares of $0.001par value.

Transitional Small Business Disclosure Format (Check one):   Yes [  ]  No [X]

 FORM 10-QSB

VENTURES-UNITED, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Unaudited Condensed Balance Sheets September 30, 2005 and December 31, 2004

Unaudited Condensed Statements of Operations for the Three and Nine Months ended Sept. 30, 2005 and 2004 and for the Period from February 10, 1986 (Date of Inception) to September 30, 2005.

Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 and for the Period from February 10, 1986 (Date of Inception) to September 30, 2005.

Notes to Unaudited Condensed Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures

		4 5 6 7 12 16
PART II.	Other Information Item 2. Changes in Securities Item 6. Exhibits and Reports on Form 8-K	16 16
	Signatures	17

(Inapplicable items have been omitted)

PART I.

Financial Information

ITEM  1.  Financial Statements (unaudited)

The accompanying balance sheets of Ventures-United, Inc. (a development stage company) at September 30, 2005 and December 31, 2004, and the related statements of operations, for the three and nine months ended September 30, 2005 and 2004 and the period February 10, 1986 to September 30, 2005, and the statements of cash flows for the nine months ended September 30, 2005 and 2004 and the period from February 10, 1986 to September 30, 2005, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2005, are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

VENTURES-UNITED, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

September 30,

December 31,

2005

2004

___________

___________

CURRENT ASSETS:

Cash

$

206

$

536

Prepaid Assets

-

-

___________

___________

Total Current Assets

206

536

___________

___________

$

206

$

536

___________

___________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable

$

4,800

$

3,429

Related party advances

-

-

Accrued interest - related party

4,621

3,225

Current portion of convertible notes

  payable - related party

28,631

27,631

___________

___________

Total Current Liabilities

38,052

34,285

CONVERTIBLE NOTES PAYABLE - RELATED PARTY,

Less current portion

3,000

2,000

___________

___________

Total Liabilities

41,052

36,285

___________

___________

STOCKHOLDERS' EQUITY (DEFICIT):

Common stock, $.001 par value,

500,000,000 shares authorized,

42,472,000 shares issued and

outstanding

42,472

32,447

Capital in excess of par value

1,375,474

1,375,474

Deficit accumulated during the

  development stage

(1,458,792)

(1,443,670)

___________

___________

Total Stockholders' Equity (Deficit)

(40,846)

(35,749)

___________

___________

$

206

$

536

___________

___________

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

__________________

__________________

September 30,

2005

2004

2005

2004

2005

________

________

________

________

_____________

REVENUE

$

-

$

-

$

-

$

-

$

-

COST OF SALES

-

-

-

-

-

________

________

________

________

_____________

GROSS PROFIT

-

-

-

-

-

EXPENSES:

General and administrative

11,434

1,397

13,726

6,503

1,455,672

________

________

________

________

_____________

LOSS BEFORE OTHER INCOME

  (EXPENSE)

(11,434)

(1,397)

(13,726)

(6,503)

(1,455,672)

OTHER INCOME (EXPENSE):

Interest expense - related party

(481)

(418)

(1,396)

(1,245)

(4,620)

Other income

-

-

-

-

1,500

________

________

________

________

_____________

Total Other Income

  (Expense)

(481)

(418)

(1,396)

(1,245)

(3,120)

________

________

________

________

_____________

LOSS FROM OPERATIONS

  BEFORE INCOME TAXES

(11,915)

(1,815)

(15,122)

(7,748)

(1,458,792)

CURRENT TAX EXPENSE

-

-

-

-

-

DEFERRED TAX EXPENSE

-

-

-

-

-

________

________

________

________

_____________

NET LOSS

$

(11,915)

$

(1,815)

$

(15,122)

$

(7,748)

$

(1,458,792)

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

September 30,

1986, Through

__________________

September 30,

2005

2004

2005

________

________

_____________

Cash Flows from Operating Activities:

Net loss

$

(15,122)

$

(7,748)

$

(1,458,792)

Adjustments to reconcile net loss to

  net cash used by operating activities:

Non-cash expenses paid by stock issuance

25

-

1,299,243

Changes in assets and liabilities:

(Increase) decrease in prepaid assets

-

3,130

-

(Decrease) Increase in accounts payable

1,371

1,950

4,800

Increase in accrued interest - related party

1,396

1,245

4,621

________

________

_____________

Net Cash (Used) by Operating Activities

(12,330)

(1,423)

(150,128)

________

________

_____________

Cash Flows from Investing Activities

-

-

-

________

________

_____________

Net Cash Provided (Used) by Investing Activities

-

-

-

________

________

_____________

Cash Flows from Financing Activities:

Advances from related parties

-

1,000

2,631

Contributed capital for expenses

-

-

1,566

Proceeds from convertible notes payable - related party

2,000

-

29,000

Purchase and cancellation of shares

-

-

(3,798)

Proceeds from issuance of common stock

10,000

-

152,000

Stock offering costs

-

-

(31,065)

________

________

_____________

Net Cash Provided by Financing Activities

12,000

1,000

150,334

________

________

_____________

Net Increase (Decrease) in Cash

(330)

(423)

206

Cash at Beginning of Period

536

595

-

________

________

_____________

Cash at End of Period

$

206

$

172

$

206

________

________

_____________

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

  Interest

$

-

$

-

$

-

  Income taxes

$

-

$

-

$

-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the nine months ended September 30, 2005:

None

For the nine months ended September 30, 2004:

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and 2004 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2004 audited financial statements.  The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” [See Note 5].

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29”, SFAS No. 123 (revised 2004), “Share-Based Payment”, and SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, were recently issued.  SFAS No. 151, 152, 153, 123 (revised 2004), and 154 have no current applicability to the Company or their effect on the financial statements would not have been significant.

VENTURES-UNITED, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Reclassification - The financial statements for periods prior to September 30, 2005 have been reclassified to conform to the headings and classifications used in the September 30, 2005 financial statements.

NOTE 2 - CONVERTIBLE NOTES PAYABLE - RELATED PARTY

In June 2002, the Company signed a $10,000 convertible note payable to an entity controlled by a shareholder of the Company.  The note was due in June 2004, accrues interest at 6% per annum and is convertible to common stock at $.001 per share.  The note is currently in default.  At September 30, 2005, accrued interest amounted to $1,953.

In September 2002, the Company signed a $5,000 convertible note payable to an entity controlled by a shareholder of the Company.  The note was due in September 2004, accrues interest at 6% per annum and is convertible to common stock at $.001 per share.  The note is currently in default.  At September 30, 2005, accrued interest amounted to $905.

In April 2003, the Company signed a $2,500 convertible note payable to an entity controlled by a shareholder of the Company.  The note was due in April 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share.  The note is currently in default.  At September 30, 2005, accrued interest amounted to $366.

In August 2003, the Company signed a $2,500 convertible note payable to an entity controlled by a shareholder of the Company.  The note was due in August 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share.  The note is currently in default.  At September 30, 2005, accrued interest amounted to $325.

In October 2003, the Company converted a $2,631 related party account payable into a $2,631 convertible note payable to the individual.  The note is due in October 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share.  At September 30, 2005, accrued interest amounted to $304.

In November 2003, the Company signed a $5,000 convertible note payable to an entity controlled by a relative of a shareholder of the Company.  The note is due in November 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share.  At September 30, 2005, accrued interest amounted to $572.

In November 2004, the Company signed a $1,000 convertible note payable, effective April 15, 2004, to an entity controlled by a shareholder of the Company.  The note accrues interest at 6% per annum and is convertible to common stock at $.001 per share.  The note is due in April 2006.  At September 30, 2005, accrued interest amounted to $88.

In December 2004, the Company signed a $1,000 convertible note payable to a relative of a shareholder of the Company.  The note is due in December 2006, accrues interest at 6% per annum and is convertible to common stock at $.001 per share.  At September 30, 2005, accrued interest amounted to $45.

VENTURES-UNITED, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CONVERTIBLE NOTES PAYABLE - RELATED PARTY

In March 2005, the Company signed a $2,000 convertible note payable to an entity controlled by a shareholder of the Company.  The note accrues interest at 6% per annum and is convertible to common stock at $.001 per share.  The note is due in March 2007.  At September 30, 2005 accrued interest amounted to $63.

The convertible notes payable mature as follows for the twelve-month periods ended:

September 30,

Principal Due

___________

___________

2005

$

28,631

2006

3,000

2007

-

2008

-

2009

-

___________

$

31,631

___________

NOTE 3 - COMMON STOCK

Common Stock - The Company has authorized 500,000,000 shares of common stock with a par value of $.001 par value. At September 30, 2005, the Company had 42,472,000 shares of common stock issued and outstanding.

Recent Stock Issuances – On August 16, 2005, the Company issued 10,000,000 shares of its previously authorized but unissued common stock for cash of $10,000 (or $.001 per share).

In January 2005, the Company issued 25,000 shares of its previously authorized but unissued common stock to an officer and director of the Company for services rendered, valued at $25 (or $.001 per share).

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - During the nine months ended September 30, 2005 and 2004, the Company did not pay any compensation to any officer or directors of the Company.

Office Space - The Company does not have a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no cost to the Company.

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

VENTURES-UNITED, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  At September 30, 2005, the Company has available unused operating loss carryforwards of approximately $67,000, which may be applied against future taxable income and which expire in various years through 2025.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $22,900 and $18,200 as of September 30, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $4,700 during the nine months ended September 30, 2005.

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

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

For the Three

For the Nine

From Inception

Months Ended

Months Ended

on February 10,

September 30,

September 30,

1986, Through

______________________

______________________

September 30,

2005

2004

2005

2004

2005

__________

__________

__________

__________

_____________

Loss from continuing operations

  available to common

  stockholders (numerator)

$

(11,915)

$

(1,815)

$

(15,122)

$

(7,748)

$

(1,458,792)

__________

__________

__________

__________

_____________

Weighted average number of

  common shares outstanding

  used in loss per share during

  the period (denominator)

37,363,304

32,447,000

34,118,795

32,447,000

16,374,197

__________

__________

__________

__________

_____________

At September 30, 2005, the Company had notes payable convertible to 36,251,400 shares of common stock which were not used in the computation of loss per share because their effect would be anti-dilutive.  At September 30, 2004, the Company had notes payable convertible to 29,977,610 shares of common stock which were not used in the computation of loss per share because their effect would be anti-dilutive.  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

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

ITEM  2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains certain forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934.  Ventures-United, Inc. cautions readers that expressions of future goals and similar expressions reflecting something other than historical fact are intended to identify forward-looking statements.  Words such as “May,” “Will,” “Expect,” “Believe,” “Anticipate,” “Intend,” and comparable terminology are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those currently anticipated or discussed in this report.  Factors that may affect our results include, but are not limited to, market acceptance of our products and technologies, our ability to secure financing, potential competition from other companies with greater technical and marketing resources, and other factors described in our filings with the Securities and Exchange Commission.

Our History

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

Our Business

Ventures-United intends to seek, investigate, and if warranted, acquire an interest in a business opportunity.  We are not restricting our search to any particular industry or geographical area.  We may therefore engage in essentially any business in any industry.  Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment.  There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to our company and shareholders.

Because we have no specific business plan or expertise, our activities are subject to several significant risks.  In particular, any business acquisition or participation we pursue will likely be based on the decision of management without the consent, vote, or approval of our shareholders.

Sources of Opportunities

We anticipate that business opportunities may arise from various sources, including officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our officers and directors as well as indirect associations between them and other business and professional people.  Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, we may retain such firms if management deems it in our best interests.  In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

We will not restrict our search to any particular business, industry or geographical location.  We may acquire a business opportunity in any stage of development.  This includes opportunities involving “start up” or new companies.  In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our company.  We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

In analyzing prospective business opportunities, management will consider the following factors:

•

available technical, financial and managerial resources;

•

working capital and other financial requirements;

•

the history of operations, if any;

•

prospects for the future;

•

the nature of present and expected competition;

•

the quality and experience of management services which may be available and the depth of the management;

•

the potential for further research, development or exploration;

•

the potential for growth and expansion;

•

the potential for profit;

•

the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

Generally, our management will analyze all available factors and make a determination based upon a composite of available facts, without relying on any single factor.

Methods of Participation of Acquisition

Management will review specific business opportunities and then select the most suitable opportunities based on legal structure or method of participation.  Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transaction.  Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

As part of our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity.  We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

We will generally ask to be provided with written materials regarding the business opportunity.  These materials may include the following:

•

descriptions of product, service and company history; management resumes;

•

financial information;

•

available projections with related assumptions upon which they are based;

•

an explanation of proprietary products and services;

•

evidence of existing patents, trademarks or service marks or rights thereto;

•

present and proposed forms of compensation to management;

•

a description of transactions between the prospective entity and its affiliates;

•

relevant analysis of risks and competitive conditions;

•

a financial plan of operation and estimated capital requirements;

and other information deemed relevant.

Competition

We expect to encounter substantial competition in our efforts to acquire a business opportunity.  The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

We do not have any employees and do not anticipate hiring additional employees until our operations resume and expand to such a degree that necessitates hiring auxiliary staff.

Description of Property

We do not currently own any property.  We utilize office space in Salt Lake City, Utah where our president provides office space at no charge.  We will not seek independent office space until we pursue a viable business opportunity and recognize income.

Results of Operations for the Three and Nine Months Ended September 30, 2005

The Company had no operations and generated no revenue for the three or nine month periods ended September 30, 2005 and 2004. The Company’s plan is to seek a business venture in which to participate. The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity that will ultimately prove to be beneficial to the Company and its shareholders.

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

The activities of the Company are subject to several significant risks that arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company’s shareholders. A description of the manner in which the Company will pursue the search for and participation in a business venture is described above.

Although the Company has no operations, it does incur expenses in connection with complying with reporting requirements under the Securities Exchange Act of 1934. General and administrative expenses for the three months ended September 30, 2005 and 2004 were $11,434 and $1,397 respectively. General and administrative expenses for the nine months ended September 30, 2005 and 2004 were $13,726 and $6,503 respectively. These expenses consisted of professional fees and expenses incurred to prepare financial statements and periodic reports filed by the Company with the Securities and Exchange Commission. Funds required to pay these expenses were obtained through loans from various sources.

In 2005, 2004, 2003, and 2002 the Company issued the following convertible notes for loans and advances received to fund its expenses:

In the principal amount of $10,000 in June 2002 to Seaport Management Group, a private company controlled by

Sylvia Neuman a shareholder of the Company, that was due June 30, 2004 and is now in default;

In the principal amount of $5,000 in September 2002 to HTS Leasing Company that was due September 24, 2004,

and is now in default;

In the principal amount of $2,500 in April 2003 to HTS Leasing Company that was due April 24, 2005, and is now in default;

In the principal amount of $2,500 in August 2003 to Seaport Management Group that was due August 1, 2005,

and is now in default;

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

In the principal amount of $1,000 in December 2004 to Blaine Taylor that is due December 28, 2006; and

In the principal amount of $2,000 in March 2005 to Seaport Management Group that is due March 21, 2007.

Each of the foregoing convertible notes accrues interest at 6% per annum and is convertible to common stock at the rate of one share for each $0.001 of principal and accrued interest.  During the three months ended September 30, 2005 and 2004 the Company accrued interest on these loans in the amount of $481 and $418, respectively.  During the nine months ended September 30, 2005 and 2004 the Company accrued interest on these loans in the amount of $1,396 and $1,245, respectively. All of this interest is payable to persons who are shareholders and/ or officers and directors of the Company or their relatives.

Due to the lack of revenue and ongoing expenses described above, the Company realized a net loss of $11,915 for the three month period ended September 30, 2005, compared to a net loss of $1,815 for the same period in 2004.  The Company realized a net loss of $15,122 for the nine month period ended September 30, 2005, compared to a net loss of $7,748 for the same period in 2004.  The Company does not expect to generate any meaningful revenue unless and until it acquires an interest in an operating business.

Liquidity and Capital Resources

As of September 30, 2005, the Company had $206 in cash and no other assets.  Liabilities were $41,052 as of September 30, 2005 and consisted of $4,800 in accounts payable, $4,621 in accrued interest and $28,631 current portion of convertible notes payable.  The Company does not have sufficient cash to pay its past due notes, pay notes coming due in the next year, or meet operational needs for the next twelve months. Management intends to seek extensions of its outstanding notes. Further, management will attempt to raise capital for its current operational needs through loans from related parties, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for extension of outstanding notes or an infusion of capital, and there are no assurances to that effect. Moreover, the Company’s need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful.

ITEM 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer/Chief Financial Officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 2. Recent Changes in Securities

On August 16, 2005, the Company issued 10,000,000 shares of its previously authorized but unissued common stock for cash of $10,000 (or $.001 per share). The shares were sold in a private transaction in reliance on Section 4(2) of the Act and no commissions were paid on the transaction.

In January 2005, the Company issued 25,000 shares of its previously authorized but unissued common stock to an officer and director of the Company for services rendered, valued at $25 (or $.001 per share). The shares were issued in a private transaction in reliance on Section 4(2) of the Act and no commissions were paid on the transaction.

ITEM 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K

None

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.

SEC Ref. No.

Title of Document

Location

1

 31.1

Certification of the Principal Executive Officer/

Principal Financial Officer pursuant to Section 302

of the Sarbanes-Oxley Act of 2002

Attached

2

 32.1

Certification of the Principal Executive Officer/

Principal Financial Officer pursuant to U.S.C.

Section 1350 as adopted pursuant to Section 906

of the Sarbanes-Oxley Act of 2002*

Attached

* The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTURES-UNITED, INC.

Date: November 10, 2005

/s/ Robert C. Taylor

Robert C. Taylor

Chief Executive Officer and

Chief Financial Officer

17