Form 10KSB
period 2005-12-31
VENTURES UNITED INC
filed 2006-03-30
CIK 789878

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB	OMB APPROVAL OMB Number: 3235-0420 Expires: March 31, 2007 Estimated average burden Hours per response……1646

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 000-32921

VENTURES-UNITED, INC.

(Name of small business issuer in its charter)

UTAH	87-0365131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

620 East 3945 South, Salt Lake City, UT	84107
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (801) 268-2937

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.          ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                Yes ☒     No ☐

State issuer’s revenues for its most recent fiscal year:

$-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

On December 31, 2005 the aggregate market value of the voting stock of Ventures-United, Inc. held by non-affiliates of the registrant was $-0-.  There is currently no public market for the registrant’s common stock.  Therefore, the aggregate market value of the stock is deemed to be $-0-.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.                        Yes ☐     No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   42,472,000 shares of common stock, $.001 par value issued and outstanding as of March 23, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ☐ ; No ☒

PART I

Item 1.

Description of Business.

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

Item 2.

Description of Property.

We do not currently own any property.  We utilize office space in Salt Lake City, Utah where our president provides office space at no charge.  We will not seek independent office space until we pursue a viable business opportunity and recognize income.

Item 3.

Legal Proceedings.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

There is currently no public market for our common stock.

As of December 31, 2005, there were 130 shareholders of record holding 42,472,000 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Utah law. Under Utah law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

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

Plan of Operation

The Company had no operations and generated no revenue for the years ended December 31, 2005 and 2004. The Company’s plan is to seek a business venture in which to participate. The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity that will ultimately prove to be beneficial to the Company and its shareholders.

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

Although the Company has no operations, it does incur expenses in connection with complying with reporting requirements under the Securities Exchange Act of 1934. General and administrative expenses for the fiscal years ended December 31, 2005 and 2004 were $12,653 and $8,118 respectively. Interest expense to related party was $1,874 for the fiscal year ended December 31, 2005 and $1,705 for the fiscal year ended December 31, 2004.  Net loss for the fiscal year ended December 31, 2005 was $14,527 compared to $9,823 for the same period in 2004.  Expenses consisted of professional fees and expenses incurred to prepare financial statements and periodic reports filed by the Company with the Securities and Exchange Commission. Funds required to pay these expenses were obtained through loans from various sources.

The Company does not expect to generate any meaningful revenue unless and until it acquires an interest in an operating business.

In 2005, 2004, 2003, and 2002 the Company issued the following convertible notes for loans and advances received to fund its expenses:

In the principal amount of $10,000 in June 2002 to Seaport Management Group, a private company controlled by

Sylvia Newman a shareholder of the Company, that was due June 30,

2004 and is now in default;

In the principal amount of $5,000 in September 2002 to HTS Leasing Company that was due

September 24, 2004,and is now in default;

In the principal amount of $2,500 in April 2003 to HTS Leasing Company that was due April 24,

2005, and is now in default;

In the principal amount of $2,500 in August 2003 to Seaport Management Group that was due

August 1, 2005, and is now in default;

In the principal amount of $2,631 in October 2003 to Gary R. Littler, a former officer and director of the Company, that was due October 29, 2005 and was assigned to Blaine Taylor in March

2005 and then purchased by HTS Leasing Co. in August 2005 and is now in default;

In the principal amount of $5,000 in November 2003 to Sixway, Inc., a private company controlled by Blaine Taylor that was due November 4, 2005 which was purchased by HTS

Leasing Co. in August 2005 and is now in default;

In the principal amount of $1,000 in November 2004, effective April 15, 2004, to HTS Leasing

Company that is due April 15, 2006;

In the principal amount of $1,000 in December 2004 to Blaine Taylor that was purchased by HTS

Leasing Co. in August 2005, which is due December 28, 2006; and

In the principal amount of $2,000 in March 2005 to Seaport Management Group that is due

March 21, 2007.

Each of the foregoing convertible notes accrues interest at 6% per annum and is convertible to common stock at the rate of one share for each $0.001 of principal and accrued interest.  During the fiscal years ended December 31, 2005 and 2004 the Company accrued interest on these loans in the amount of $1,874 and $1,705, respectively.  All of this interest is payable to persons who are shareholders and/ or officers and directors of the Company or their relatives.

Liquidity and Capital Resources

As of December 31, 2005, the Company had $135 in cash and no other assets.  Liabilities were $40,386 as of December 31, 2005 and consisted of $3,536 in accounts payable, $5,099 in accrued interest, related party, $29,631 in current portion of convertible notes payable, related party and $120 in advances payable – related party.  The Company does not have sufficient cash to pay its past due notes, pay notes coming due in the next year, or meet operational needs for the next twelve months. Management intends to seek extensions of its outstanding notes. Further, management will attempt to raise capital for its current operational needs through loans from related parties, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for extension of outstanding notes or an infusion of capital, and there are no assurances to that effect. Moreover, the Company’s need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful.

Recent Changes in Securities

Subsequent to the date of this report in February 2006, the Company issued 5,000,000 shares of its previously authorized but unissued common stock for cash of $5,000 (or $.001 per share). The shares were sold in a private transaction in reliance on Section 4(2) of the Act and no commissions were paid on the transaction.

Item 7. Financial Statements

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 16.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.  Other Information

There are no further disclosures. No information was required to be disclosed in a Form 8-K during the fourth quarter, 2005.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section

16(a) of the Exchange Act.

The following table sets forth the name, age, and position of each officer and director of the Company.  All directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Name	Age	Positions	Since

Robert C. Taylor	72	CEO, CFO and Director	January 2002

M. Gary Crandall	74	Director	January 2002

Jacque Taylor	61	Director	January 2005

The following is information on the business experience of each officer and director:

Robert C. Taylor has served for the past six years as the President and Chief Executive Officer of HTS Leasing Company, a privately held equipment leasing company based in Salt Lake City, Utah. He served as secretary and treasurer of the Company from January 2002 to May 2003, when he became president of the Company.

M. Gary Crandall has been retired since 2005 and was previously employed part time as a sales person with Diamond Auto, a car dealership in Salt Lake City, Utah.

Jacque Taylor, the spouse of Robert C. Taylor, has served for the past six years as an officer and director of HTS Leasing Company. Ms. Taylor is also employed as a medical transcriber.

Board and Committee Meetings

In the fiscal year ended December 31, 2005, the board of directors of the Company did not meet, but acted through written consents of the board. There are no standing committees of the board of directors. Due to the fact the Company has no active operations and its assets consist entirely of a nominal amount of cash, the board of directors determined that it is not necessary or practical for the Company to establish an audit committee, recruit a financial expert to serve on the board, or adopt a code of ethics applicable to its chief executive and financial officers.

Section 16(a) Filing Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to the Company. Based on the copies of filings received by the Company during the most recent fiscal year the directors, officers, and beneficial owners of more than ten percent of the equity securities of the Company registered pursuant to Section 12 of the Exchange Act have filed on a timely basis all required Forms 3, 4, and 5 and any amendments thereto, except for: Robert C. Taylor who has yet to file a Form 4 or 5 with respect to the convertible notes issued and purchased by HTS Leasing and Seaport Management Group that has yet to file a Form 4 or 5 with respect to the convertible note issued to it in 2003.

Item 10. Executive Compensation.

During the fiscal years ended December 31, 2005, 2004, and 2003, no officer or director received any direct or indirect compensation for services rendered on behalf of the Company, except that M. Gary Crandall was issued 25,000 shares for his services on the Board of Directors for 2005. The Company has no agreement or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 23, 2006, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 42,472,000 issued and outstanding shares of common stock, par value $.001. The table also lists the name and shareholdings of each director and of all officers and directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of Directors, Executive Officers and 5% Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class of Common Stock

Robert C. Taylor (1)(2) 620 East 3945 South Salt Lake City, UT 84107	1,500,000	3.53%

Jacque Taylor (1)(2) 620 East 3945 South Salt Lake City, UT 84107	1,500,000	3.53%

M. Gary Crandall (1) 5912 South 1490 East Salt Lake City, UT 84112	25,000	0.05%

Gary Littler 1025 Ocean Ave. #203 Santa Monica, CA 90403	20,000,000	47.09%

Tryant LLC 1608 West 2225 South Woods Cross, UT 84087	10,000,000	23.54%

Directors and Executive Officers as a Group: Three Persons	1,525,000	3.6%

(1)

Officer and/or director of the Company.

(2)

Robert and Jacque Taylor are husband and wife and are considered to have joint beneficial ownership of 1,500,000 shares of common stock held in the name of Robert Taylor.

Upon conversion of outstanding convertible notes we would have a total of 75,328,580 shares of our common stock issued and outstanding.  In the event that all conversions were made, the following table sets forth on a fully diluted basis the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our then 75,328,580 issued and outstanding shares of common stock, par value $.001. The table also lists the name and shareholdings of each director and of all officers and directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of Directors, Executive Officers and 5% Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class of Common Stock

Robert C. Taylor (1)(2)(4) 620 East 3945 South Salt Lake City, UT 84107	20,139,590	26.73%

Jacque Taylor (1)(2)(4) 620 East 3945 South Salt Lake City, UT 84107	20,139,500	26.73%

M. Gary Crandall (1) 5912 South 1490 East Salt Lake City, UT 84112	25,000	0.03%

Gary Littler 1025 Ocean Ave. #203 Santa Monica, CA 90403	20,000,000	26.55%

Tryant LLC 1608 West 2225 South Woods Cross, UT 84087	10,000,000	13.27%

Seaport Management Group(3) 17927 Highway 30 Hagerman, ID 83332	15,716,990	20.86%

Directors and Executive Officers as a Group: Three Persons	20,164,590	26.77%

(1)

Officer and/or director of the Company.

(2)

Robert and Jacque Taylor are husband and wife and are considered to have joint beneficial ownership of 1,500,000 shares of common stock held in the name of Robert Taylor.

(3)

Seaport Management Group, a private company controlled by Sylvia Newman, holds convertible notes that are convertible to a total of 14,216,990 shares of common stock.

(4)

HTS Leasing Company, a company controlled by Robert C. Taylor and Jacque Taylor, both officers and directors, holds convertible notes convertible to a total of 18,639,590 shares of common stock. Furthermore, Robert C. Taylor and Jacque Taylor are husband and wife, so they may be deemed to share voting and investment control with respect to the share of common stock owned by Mr. Taylor.

Item 12.  Certain Relationships and Related Transactions.

In 2005, 2004, 2003, and 2002 the Company issued the following convertible notes for loans and advances received to fund its expenses:

In the principal amount of $10,000 in June 2002 to Seaport Management Group, a private company controlled by Sylvia Newman a shareholder of the Company, that was due June 30,

2004 and is now in default;

In the principal amount of $5,000 in September 2002 to HTS Leasing Company, a company controlled by Robert C. Taylor, an officer and director of the Company that was due September

24, 2004, and is now in default;

In the principal amount of $2,500 in April 2003 to HTS Leasing Company that was due April 24,

2005 and is now in default;

In the principal amount of $2,500 in August 2003 to Seaport Management Group that was due

August 1, 2005 and is now in default;

In the principal amount of $2,631 in October 2003 to Gary R. Littler, a former officer and director of the Company, that was due October 29, 2005 and was assigned to Blaine Taylor in March

2005 and then purchased by HTS Leasing Co. in August 2005 and is now in default;

In the principal amount of $5,000 in November 2003 to Sixway, Inc., a private company controlled by Blaine Taylor that was due November 4, 2005 which was purchased by HTS

Leasing Co. in August 2005 and is now in default;

In the principal amount of $1,000 in November 2004, effective April 15, 2004, to HTS Leasing

Company that is due April 15, 2006;

In the principal amount of $1,000 in December 2004 to Blaine Taylor that was purchased by HTS

Leasing Co. in August 2005, which is due December 28, 2006; and

In the principal amount of $2,000 in March 2005 to Seaport Management Group that is due

March 21, 2007.

Each of the foregoing convertible notes accrues interest at 6% per annum and is convertible to common stock at the rate of one share for each $0.001 of principal and accrued interest. Of these notes, $27,631 in principal amount is in default and $2,000 in principal amount is due within one year. During the years ended December 31, 2005 and 2004 the Company accrued interest on these loans in the amount of $1,874 and $1,705, respectively. All of this interest is payable to persons who are shareholders and/ or officers and directors of the Company or their relatives.

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

Item 13.  Exhibits.

Exhibit #	Title	Location

3.1	Articles of Incorporation	*

3.2	Bylaws	*

31	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

* Incorporated by reference. Filed as exhibit to 10-KSB filed February 23, 2001

**The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 14.  Principal Accountant Fees and Services.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statement and review of financial statements included in the Company’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $4,140 for fiscal year ended 2005 and $3,050 for fiscal year ended 2004.

Audit-Related Fees

There were no fees for other audit related services for fiscal years ended 2005 and 2004.

Tax Fees

Fees for tax compliance, tax advice and tax planning for the fiscal year 2004 was $250 and $250 for 2005.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURES-UNITED, INC.

Date: March 29, 2006

/s/ Robert C. Taylor

Robert C. Taylor

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert C. Taylor

By: /s/ M. Gary Crandall

Robert C. Taylor, Director

M. Gary Crandall, Director

Date: March 29, 2006

Date: March 29, 2006

By: /s/ Jacque Taylor

Jacque Taylor, Director

Date: March 29, 2006

VENTURES-UNITED, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2005

VENTURES-UNITED, INC.

[A Development Stage Company]

CONTENTS

PAGE

Report of Independent Registered Public Accounting Firm	18

Balance Sheet, December 31, 2005	19

Statements of Operations, for the years
ended December 31, 2005 and 2004
and from inception on February 10, 1986
through December 31, 2005	20

Statement of Stockholders' Equity (Deficit),
from inception on February 10, 1986
through December 31, 2005	21-22

Statements of Cash Flows, for the years
ended December 31, 2005 and 2004
and from inception on February 10, 1986
through December 31, 2005	23

Notes to Financial Statements	24-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

VENTURES-UNITED, INC.

Salt Lake City, Utah

We have audited the accompanying balance sheet of Ventures-United, Inc. [a development stage company] as of December 31, 2005 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004 and for the period from inception on February 10, 1986 through December 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of Ventures-United, Inc. as of and for the year ended December 31, 1999 were audited by other auditors whose report, dated October 19, 2000, expressed an unqualified opinion on these financial statements and included an explanatory paragraph expressing concern about the Company’s ability to continue as a going concern.  The financial statements as of December 31, 1999 reflect an accumulated deficit of $1,398,397.  The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Ventures-United, Inc. [a development stage company] as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and for the period from inception on February 10, 1986 through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

February 27, 2006

VENTURES - UNITED, INC.

[A Development Stage Company]

BALANCE SHEET

ASSETS

December 31,
2005

CURRENT ASSETS:
Cash	$135
Prepaid assets	-

Total Current Assets	135

$135

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$3,536
Advances payable – related party	120
Accrued interest - related party	5,099
Current portion of convertible
notes payable – related party	29,631

Total Current Liabilities	38,386

CONVERTIBLE NOTES PAYABLE - RELATED PARTY	2,000

Total Liabilities	40,386

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value,
500,000,000 shares authorized,
42,472,000 shares issued and
outstanding	42,472
Capital in excess of par value	1,375,474
Deficit accumulated during the
development stage	(1,458,197)

Total Stockholders' Equity (Deficit)	(40,251)

$135

The accompanying notes are an integral part of these financial statements.

VENTURES-UNITED, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

			From
			Inception on
	For the		February 10,
	Year Ended		1986, Through
	December 31,		December 31,
	2005	2004	2005

REVENUE	$-	$-	$-

COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

EXPENSES:
General and administrative	12,653	8,118	1,454,598

LOSS BEFORE OTHER INCOME (EXPENSE)	(12,653)	(8,118)	(1,454,598)

OTHER INCOME (EXPENSE)
Interest expense - related party	(1,874)	(1,705)	(5,099)
Other income	-	-	1,500

Total Other Income (Expense)	(1,874)	(1,705)	(3,599)

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(14,527)	(9,823)	(1,458,197)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

NET LOSS	$(14,527)	$(9,823)	$(1,458,197)

LOSS PER COMMON SHARE	$(.00)	$(.00)

The accompanying notes are an integral part of these financial statements.

VENTURES-UNITED, INC.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON FEBRUARY 10, 1986

THROUGH DECEMBER 31, 2005

				Deficit
				Accumulated
	Common Stock		Capital in	During the
			Excess of	Development
	Shares	Amount	Par Value	Stage

BALANCE, February 10, 1986	-	$-	$-	$-

Issuance of common stock for cash
at $.015 per share	7,000,000	7,000	98,000	-

Issuance of common stock for services
rendered at $.10 per share	1,000,000	1,000	99,000	-

Issuance of common stock from conversion
of warrants at $.10 per share	120,000	120	11,880	-

Issuance of common stock for marketing and
manufacturing rights at $.75 per share	1,267,000	1,267	948,983	-

Issuance of common stock for equipment
at $.75 per share	131,788	132	98,709	-

Issuance of common stock to acquire American
Financial Systems at $.75 per share	200,000	200	149,800	-

Stock offering costs	-	-	(31,065)	-

Net loss from inception on February 10, 1986
through December 31, 1996	-	-	-	(1,386,592)

BALANCE, December 31, 1996	9,718,788	9,719	1,375,307	(1,386,592)

Contributed capital for expenses	-	-	1,566	-

Net loss for the year ended December 31, 1997	-	-	-	(100)

BALANCE, December 31, 1997	9,718,788	9,719	1,376,873	(1,386,692)

Net loss for the year ended December 31, 1998	-	-	-	(165)

BALANCE, December 31, 1998	9,718,788	9,719	1,376,873	(1,386,857)

Issuance of common stock for cash at
$.001 per share	20,000,000	20,000	-	-

Canceled shares of common stock at
$.001 per share	(1,000,000)	(1,000)	-	-

Net loss for the year ended December 31, 1999	-	-	-	(11,540)

[Continued]

VENTURES-UNITED, INC.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON FEBRUARY 10, 1986

THROUGH DECEMBER 31, 2005

[Continued]

				Deficit
				Accumulated
	Common Stock		Capital in	During the
			Excess of	Development
	Shares	Amount	Par Value	Stage

BALANCE, December 31, 1999	28,718,788	28,719	1,376,873	(1,398,397)

Canceled shares of common stock at
$.002 per share in January 2000	(1,398,788)	(1,399)	(1,399)	-

Issuance of common stock for services
rendered at $.001 per share in September
2000	127,000	127	-	-

Issuance of common stock for cash at $.001
per share in December 2000	5,000,000	5,000	-	-

Net loss for the year ended December 31, 2000	-	-	-	(8,324)

BALANCE, December 31, 2000	32,447,000	32,447	1,375,474	(1,406,721)

Net loss for the year ended December 31, 2001	-	-	-	(8,945)

BALANCE, December 31, 2001	32,447,000	32,447	1,375,474	(1,415,666)

Net loss for the year ended December 31, 2002	-	-	-	(9,158)

BALANCE, December 31, 2002	32,447,000	32,447	1,375,474	(1,424,824)

Net loss for the year ended December 31, 2003	-	-	-	(9,023)

BALANCE, December 31, 2003	32,447,000	32,447	1,375,474	(1,433,847)

Net loss for the year ended December 31, 2004	-	-	-	(9,823)

BALANCE, December 31, 2004	32,447,000	32,447	1,375,474	(1,443,670)

Issuance of common stock for services
rendered at $.001 per share in January 2005	25,000	25	-	-

Issuance of common stock for cash at $.001
per share in August 2005	10,000,000	10,000	-	-

Net loss for the year ended December 31, 2005	-	-		(14,527)

BALANCE, December 31, 2005	42,472,000	$42,472	$1,375,474	$(1,458,197)

The accompanying notes are an integral part of these financial statements.

VENTURES-UNITED, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

			From
			Inception on
	For the		February 10,
	Year Ended		1986, Through
	December 31,		December 31,
	2005	2004	2005

Cash Flows From Operating Activities:
Net loss	$(14,527)	$(9,823)	$(1,458,197)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash expenses paid by stock issuance	25	-	1,299,243
Changes in assets and liabilities:
(Increase) decrease in prepaid assets	-	3,130	-
Increase (decrease) in accounts payable	107	2,929	3,536
Increase in accrued interest - related party	1,874	1,705	5,099

Net Cash (Used) by Operating Activities	(12,521)	(2,059)	(150,319)

Cash Flows From Investing Activities	-	-	-

Net Cash Provided (Used) by Investing Activities	-	-	-

Cash Flows From Financing Activities:
Advances from a related party	120	-	2,751
Contributed capital for expenses	-	-	1,566
Proceeds from convertible notes payable - related party	2,000	2,000	29,000
Purchase and cancellation of shares	-	-	(3,798)
Proceeds from issuance of common stock	10,000	-	152,000
Stock offering costs	-	-	(31,065)

Net Cash Provided by Financing Activities	12,120	2,000	150,454

Net Increase (Decrease) in Cash	(401)	(59)	135

Cash at Beginning of Period	536	595	-

Cash at End of Period	$135	$536	$135

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the year ended December 31, 2005:

In January, 2005, the Company issued 25,000 shares of common stock for services rendered valued at $25.

For the year ended December 31, 2004:

None

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”, SFAS No. 123 (revised 2004), “Share-Based Payment”, SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” and SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, were recently issued.  SFAS No. 151, 152, 153, 123 (revised 2004), 154 and 155 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Reclassification - The financial statements for periods prior to December 31, 2005 have been reclassified to conform to the headings and classifications used in the December 31, 2005 financial statements.

NOTE 2 - CONVERTIBLE NOTES PAYABLE - RELATED PARTY

In June 2002, the Company signed a $10,000 convertible note payable to an entity controlled by a shareholder of the Company.  The note was due in June 2004, accrues interest at 6% per annum and is convertible to common stock at $.001 per share. The note is currently in default. At December 31, 2005, accrued interest amounted to $2,103.

VENTURES-UNITED, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - CONVERTIBLE NOTES PAYABLE - RELATED PARTY [Continued]

In September 2002, the Company signed a $5,000 convertible note payable to an entity controlled by a shareholder of the Company.  The note was due in September 2004, accrues interest at 6% per annum and is convertible to common stock at $.001 per share.  The note is currently in default.  At December 31, 2005, accrued interest amounted to $981.

In April 2003, the Company signed a $2,500 convertible note payable to an entity controlled by a shareholder of the Company.  The note was due in April 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share.  The note is currently in default.  At December 31, 2005, accrued interest amounted to $404.

In August 2003, the Company signed a $2,500 convertible note payable to an entity controlled by a shareholder of the Company.  The note was due in August 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share.  The note is currently in default.  At December 31, 2005, accrued interest amounted to $363.

In October 2003, the Company converted a $2,631 related party account payable into a $2,631 convertible note payable to the individual.  The note was due in October 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share.  The note is currently in default.  At December 31, 2005, accrued interest amounted to $343.

In November 2003, the Company signed a $5,000 convertible note payable to an unrelated entity.  The note was due in November 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share.  The note is currently in default.  At December 31, 2005, accrued interest amounted to $648.

In November 2004 the Company signed a $1,000 convertible note payable, effective April 15, 2004, to an entity controlled by a shareholder of the Company.  The note accrues interest at 6% per annum and is convertible to common stock at $.001 per share.  The note is due in April 2006.  At December 31, 2005 accrued interest amounted to $103.

In December 2004 the Company signed a $1,000 convertible note payable to a relative of a shareholder of the Company.  The note is due in December 2006, accrues interest at 6% per annum and is convertible to common stock at $.001 per share.  At December 31, 3005 accrued interest amounted to $60.

In March 2005, the Company signed a $2,000 convertible note payable to an entity controlled by a shareholder of the Company.  The note accrues interest at 6% per annum and is convertible to common stock $.001 per share.  The note is due March 2007.  At December 31, 2005, accrued interest amounted to $94.

VENTURES-UNITED, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - CONVERTIBLE NOTES PAYABLE - RELATED PARTY [Continued]

The convertible notes payable mature as follows for the twelve-month periods ended:

December 31,	Principal Due
2006	$29,631
2007	2,000
2008	-
2009	-
2010	-

$31,631

NOTE 3 - COMMON STOCK

Common Stock – The Company has authorized 500,000,000 shares of common stock with a par value of $.001 par value. At December 31, 2005, the Company had 42,472,000 shares of common stock issued and outstanding.

Recent Stock Issuances – In August 2005, the Company issued 10,000,000 shares of its previously authorized but unissued common stock for cash of $10,000 (or $.001 per share).

In January 2005, the Company issued 25,000 shares of its previously authorized but unissued common stock to an officer and director of the Company for services rendered, valued at $25 (or $.001 per share).

In December 2000, the Company issued 5,000,000 shares of previously authorized but unissued common stock for cash of $5,000 (or $.001 per share).

In September 2000, the Company issued 127,000 shares of previously authorized but unissued common stock for services rendered, valued at $127 (or $.001 per share).

Stock Cancellation - In January 2000, the Company canceled 1,398,788 shares of common stock valued at $2,798 (or $.002 per share).

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation – During the year ended December 31, 2005, the Company issued 25,000 shsares of its previously authorized but unissued common stock to an officer and director of the Company for services rendered, valued at $25 [See note 3].  During the year ended December 31, 2004, the Company did not pay any compensation to any officer/director of the Company.

Office Space – The Company does not have a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use their home as a mailing address, as needed, at no cost to the Company.

VENTURES-UNITED, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS [Continued]

Advances – A shareholder of the Company advanced $120 to the Company.  The advance bears no interest and is due on demand.

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

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  At December 31, 2005, the Company has available unused operating loss carryforwards of approximately $66,700, which may be applied against future taxable income and which expire in various years through 2025.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $22,700 and $17,700 as of December 31, 2005 and 2004, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $5,000 during the year ended December 31, 2005.

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

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the
	Year Ended
	December 31,

	2005	2004

Loss from continuing operations available
to common stockholders (numerator)	$(14,527)	$(9,823)

Weighted average number of common
shares outstanding used in loss per share
during the period (denominator)	36,224,260	32,447,000

At December 31, 2005, the Company had notes payable convertible to 36,729,760 shares of common stock which were not used in the computation of loss per share because their effect would be anti-dilutive.  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

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

NOTE 9 – SUBSEQUENT EVENTS

In February 2006, the Company issued 5,000,000 shares of its previously authorized but  unissued Common Stock for cash of $5,000 (or $.001 per share).