Form 10QSB
period 2006-03-31
VENTURES UNITED INC
filed 2006-05-15
CIK 789878

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number 000-32921

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

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 13b-2 of the Exchange Act).

Yes ☒      No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.          Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUES

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 12, 2006, there were 47,472,000 shares of $.001 par value common stock issued and outstanding

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

 FORM 10-QSB

VENTURES-UNITED, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Unaudited Condensed Balance Sheets March 31, 2006

Unaudited Condensed Statements of Operations for the Three Months ended March 31, 2006 and 2005 and for the Period from February 10, 1986 (Date of Inception) to March 31, 2006

Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 and for the February 10, 1986 (Date of Inception) to March 31, 2006.

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

The accompanying balance sheets of Ventures-United, Inc. (a development stage company) at March 31, 2006 and the related statements of operations, for the three months ended March 31, 2006 and 2005 and the period from inception on February 10, 1986 to March 31, 2006, and the statements of cash flows for the three months ended March 31, 2006 and 2005 and the period from inception on February 10, 1986 to March 31, 2006, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2006, are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

VENTURES-UNITED, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEET

ASSETS

March 31,
2006

CURRENT ASSETS:
Cash	$1,427

Total Current Assets	1,427

$1,427

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$2,195
Accrued interest - related party	5,567
Current portion of convertible notes
payable - related party	31,631

Total Current Liabilities	39,393

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value,
500,000,000 shares authorized,
47,472,000 shares
issued and outstanding	47,472
Capital in excess of par value	1,375,474
Deficit accumulated during the
development stage	(1,460,912)

Total Stockholders' Equity (Deficit)	(37,966)

$1,427

The accompanying notes are an integral part of these unaudited condensed financial statements.

VENTURES-UNITED, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			From Inception
	For the Three		on February 10,
	Months Ended		1986, Through
	March 31,		March 31,
	2006	2005	2006

REVENUE	$-	$-	$-

COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

EXPENSES:
General and administrative	2,247	467	1,456,845

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,247)	(467)	(1,456,845)

OTHER INCOME (EXPENSE):
Interest expense - related party	(468)	(443)	(5,567)
Other income	-	-	1,500

Total Other Income (Expense)	(468)	(443)	(4,067)

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(2,715)	(910)	(1,460,912)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

NET LOSS	$(2,715)	$(910)	$(1,460,912)

LOSS PER COMMON SHARE	$(.00)	$(.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VENTURES-UNITED, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

			From Inception
	For the Three		on February 10,
	Months Ended		1986, Through
	March 31,		March 31,
	2006	2005	2006

Cash Flows from Operating Activities:
Net loss	$(2,715)	$(910)	$(1,460,912)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash expenses paid by stock issuance	-	25	1,299,243
Changes in assets and liabilities:
Decrease in prepaid assets	-	-	-
Increase (decrease) in accounts payable	(1,461)	(1,879)	2,075
Increase in accrued interest - related party	468	443	5,567

Net Cash (Used) by Operating Activities	(3,708)	(2,321)	(154,027)

Cash Flows from Investing Activities	-	-	-

Net Cash Provided (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Advances from a related party	-	-	2,751
Contributed capital for expenses	-	-	1,566
Proceeds from convertible notes payable - related party	-	2,000	29,000
Purchase and cancellation of shares	-	-	(3,798)
Proceeds from issuance of common stock	5,000	-	157,000
Stock offering costs	-	-	(31,065)

Net Cash Provided by Financing Activities	5,000	2,000	155,454

Net Increase (Decrease) in Cash	1,292	(321)	1,427

Cash at Beginning of Period	135	536	-

Cash at End of Period	$1,427	$215	$1,427

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the three months ended March 31, 2006:

None

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

Condensed Financial Statements – The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and 2005 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2005 audited financial statements.  The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” .

Loss Per Share - The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” [See Note 6].

Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period.  Actual results could differ from those estimated by management.

VENTURES-UNITED, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards – Statements of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”, SFAS No. 123 (revised 2004), “Share-Based Payment”, and SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, and SFAS No. 156, “Accounting for the Servicing of Financial Assets,” were recently issued.  SFAS No. 151, 152, 153, 123 (revised 2004), 154, 155 and 156 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Reclassification - The financial statements for periods prior to March 31, 2006 have been reclassified to conform to the headings and classifications used in the March 31, 2006 financial statements.

NOTE 2 - CONVERTIBLE NOTES PAYABLE - RELATED PARTY

In June 2002, the Company signed a $10,000 convertible note payable to an entity controlled by a shareholder of the Company.  The note was due in June 2004, accrues interest at 6% per annum and is convertible to common stock at $.001 per share.  The note is currently in default.  At March 31, 2006, accrued interest amounted to $2,252.

In September 2002, the Company signed a $5,000 convertible note payable to an entity controlled by a shareholder of the Company.  The note was due in September 2004, accrues interest at 6% per annum and is convertible to common stock at $.001 per share.  The note is currently in default.  At March 31, 2006, accrued interest amounted to $1,055.

In April 2003, the Company signed a $2,500 convertible note payable to an entity controlled by a shareholder of the Company.  The note was due in April 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share.  The note is currently in default.  At March 31, 2006, accrued interest amounted to $441.

In August 2003, the Company signed a $2,500 convertible note payable to an entity controlled by a shareholder of the Company.  The note was due in August 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share.  The note is currently in default.  At March 31, 2006, accrued interest amounted to $400.

In October 2003, the Company converted a $2,631 related party account payable into a $2,631 convertible note payable to the individual.  The note was due in October 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share.  The note is currently in default.  At March 31, 2006, accrued interest amounted to $382.

In November 2003, the Company signed a $5,000 convertible note payable to an entity controlled by a relative of a shareholder of the Company.  The note was due in November 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share.  The note is currently in default.  At March 31, 2006, accrued interest amounted to $722.

VENTURES-UNITED, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CONVERTIBLE NOTES PAYABLE - RELATED PARTY [Continued]

In November 2004, the Company signed a $1,000 convertible note payable, effective April 15, 2004, to an entity controlled by a shareholder of the Company.  The note accrues interest at 6% per annum and is convertible to common stock at $.001 per share.  The note is due in April 2006.  At March 31, 2006, accrued interest amounted to $118.

In December 2004, the Company signed a $1,000 convertible note payable to a relative of a shareholder of the Company.  The note is due in December 2006, accrues interest at 6% per annum and is convertible to common stock at $.001 per share.  At March 31, 2006, accrued interest amounted to $75.

In March 2005, the Company signed a $2,000 convertible note payable to an entity controlled by a shareholder of the Company.  The note accrues interest at 6% per annum and is convertible to common stock at $.001 per share.  The note is due in March 2007.  At March 31, 2006 accrued interest amounted to $123.

The convertible notes payable mature as follows for the twelve-month periods ended:

March 31,	Principle Due

2006	$31,631
2007	-
2008	-
2009	-
2010	-
$31,631

NOTE 3 - COMMON STOCK

Common Stock - The Company has authorized 500,000,000 shares of common stock with a par value of $.001.  At March 31, 2006, the Company had 47,472,000 shares of common stock issued and outstanding.

Recent Stock Issuances – In February 2006, the Company issued 5,000,000 shares of its previously authorized but unissued common stock for cash of $5,000 (or $.001 per share).

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

Stock Cancellation - In January 2000, the Company canceled 1,398,788 shares of common stock valued at $2,798 (or $.002 per share).

VENTURES-UNITED, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - During the three months ended March 31, 2006 and 2005 the Company did not pay any cash compensation to any officer/directors of the Company.

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

Stock Issuance – In February 2006, the Company issued 5,000,000 shares of its previously authorized but unissued common stock for cash of $5,000 (or $.001 per share).

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception and has no on-going operations.  Further, the Company has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is seeking potential business opportunities and is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock or through the acquisition of another  company.  There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

VENTURES-UNITED, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three
	Months Ended
	March 31,
	2006	2005

Loss from continuing operations available
to common stockholders (numerator)	$(2,715)	$(910)

Weighted average number of common
shares outstanding used in loss per share
during the period (denominator)	45,694,222	32,467,278

At March 31, 2006, the Company had notes payable convertible to 37,197,710 shares of common stock which were not used in the computation of loss per share because their effect would be anti-dilutive.  At March 31, 2005 the Company had notes payable convertible to 35,298,230 shares of common stock which were not used in the computation of loss per share because their effect would be anti-dilutive.  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

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

Results of Operations for the Three Months Ended March 31, 2006

The Company had no operations and generated no revenue for the three month periods ended March 31, 2006 and 2005. The Company’s plan is to seek a business venture in which to participate. The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity that will ultimately prove to be beneficial to the Company and its shareholders.

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

Although the Company has no operations, it does incur expenses in connection with complying with reporting requirements under the Securities Exchange Act of 1934. General and administrative expenses for the three months ended March 31, 2006 and 2005 were $2,247 and $467 respectively. These expenses consisted of professional fees and expenses incurred to prepare financial statements and periodic reports filed by the Company with the Securities and Exchange Commission. Funds required to pay these expenses were obtained through loans from various sources.  The Company also incurred interest expense of $468 for the period ended March 31, 2006 and $443 for the period ended March 31, 2005.

Since 2002, the Company issued the following convertible notes for loans and advances received to fund its expenses:

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

In the principal amount of $1,000 in December 2004 to Blaine Taylor that was purchased by HTS

Leasing Co. in

August 2005, which is due December 28, 2006; and

In the principal amount of $2,000 in March 2005 to Seaport Management Group that is due March 21, 2007.

Each of the foregoing convertible notes accrues interest at 6% per annum and is convertible to common stock at the rate of one share for each $0.001 of principal and accrued interest.  At March 31, 2006, the Company had accrued interest on these loans in the amount of $5,567.  All of this interest is payable to persons who are shareholders and/ or officers and directors of the Company or their relatives.

Due to the lack of revenue and ongoing expenses described above, the Company realized a net loss of $2,715 for the three month period ended March 31, 2006, compared to a net loss of $910 for the same period in 2005.  The Company does not expect to generate any meaningful revenue unless and until it acquires an interest in an operating business.

Liquidity and Capital Resources

As of March 31, 2006, the Company had $1,427 in cash and no other assets.  Liabilities were $39,393 as of March 31, 2006 and consisted of $2,195 in accounts payable, $5,567 in accrued interest and $31,631 current portion of convertible notes payable.  In February 2006, the Company issued 5,000,000 shares of its common stock for $5,000 cash.  The Company does not have sufficient cash to pay its past due notes, pay notes coming due in the next year, or meet operational needs for the next twelve months. Management intends to seek extensions of its outstanding notes. Further, management will attempt to raise capital for its current operational needs through loans from related parties, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for extension of outstanding notes or an infusion of capital, and there are no assurances to that effect. Moreover, the Company’s need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful.

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

PART II

ITEM 2. Recent Changes in Securities

In February 2006, the Company issued 5,000,000 shares of its previously authorized but unissued common stock for $5,000 or $0.001 per share.  The shares were sold in a private transaction in reliance on Section 4(2) of the Act and no commissions were paid on the transaction.

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

Date: May 12, 2006

/s/ Robert C. Taylor

Robert C. Taylor

Chief Executive Officer and

Chief Financial Officer