Form 10QSB
period 2006-06-30
VENTURES UNITED INC
filed 2006-08-11
CIK 789878

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

 (Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(801) 268-2937

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

As of August 8, 2006, there were 42,472,000 shares of $.001 par value common stock issued and outstanding

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

 FORM 10-QSB

VENTURES-UNITED, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Unaudited Condensed Balance Sheet June 30, 2006

Unaudited Condensed Statements of Operations for the Three and Six Months

ended June 30, 2006 and 2005 and for the Period from February 13, 1986

(Date of Inception) to June 30, 2006

Unaudited Condensed Statements of Cash Flows for the Three and Six Months

Ended June 30, 2006 and 2005 and for the period from February 13, 1986

(Date of Inception) to June 30, 2006.

Notes to Unaudited Condensed Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and

Results of Operations

Item 3.  Controls and Procedures

		4 5 6 7 12 16
PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	16
	Signatures	17

(Inapplicable items have been omitted)

PART I.

Financial Information

ITEM  1.  Financial Statements (unaudited)

The accompanying balance sheets of Ventures-United, Inc. (a development stage company) at June 30, 2006 and the related statements of operations, for the three and six months ended June 30, 2006 and 2005 and the period from February 13, 1986 to June 30, 2006, and the statements of cash flows for the six months ended June 30, 2006 and 2005 and the period from February 13, 1986 to June 30, 2006, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2006, are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

VENTURES-UNITED, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEET

ASSETS

June 30,
2006

CURRENT ASSETS:
Cash	$936

Total Current Assets	936

$936

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$3,274
Accrued interest - related party	6,152
Current portion of convertible notes
payable - related party	31,631

Total Current Liabilities	41,057

CONVERTIBLE NOTES PAYABLE - RELATED PARTY,
less current portion	5,000

Total Liabilities	46,057

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value,
500,000,000 shares authorized,
42,472,000 shares
issued and outstanding, respectively	42,472
Capital in excess of par value	1,375,474
Deficit accumulated during the
development stage	(1,463,067)

Total Stockholders' Equity (Deficit)	(45,121)

$936

The accompanying notes are an integral part of these unaudited condensed financial statements.

VENTURES-UNITED, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					From
					Inception on
					February 13,
	For the Three		For the Six		1986
	Months Ended		Months Ended		Through
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006

REVENUE	$-	$-	$-	$-	$-

COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-
EXPENSES:
General and administrative	1,570	1,825	3,817	2,292	1,458,415

Total Expenses	1,570	1,825	3,817	2,292	1,458,415

LOSS BEFORE OTHER
INCOME (EXPENSE)	(1,570)	(1,825)	(3,817)	(2,292)	(1,458,415)

OTHER INCOME (EXPENSE):
Interest expense – related party
	(585)	(472)	(1,053)	(915)	(6,152)
Other income	-	-	-	-	1,500

Total Other Income (Expense)	(585)	(472)	(1,053)	(915)	(4,652)

INCOME LOSS BEFORE
INCOME TAXES	(2,155)	(2,297)	(4,870)	(3,207)	(1,463,067)

CURRENT TAX EXPENSE	-	-	-	-	-

DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(2,155)	$(2,297)	$(4,870)	$(3,207)	$(1,463,067)

LOSS PER COMMON SHARE	$(.00)	$(.00)	$(.00)	$(.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VENTURES-UNITED, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

			From
			Inception on
			February 13,
	For the Six		1986,
	Months Ended		Through
	June 30,		June 30,
	2006	2005	2006

Cash Flows from Operating Activities:
Net loss	$(4,870)	$(3,207)	$(1,463,067)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash expenses paid by stock issuance	-	25	1,299,243
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(382)	(179)	3,154
Increase in accrued interest payable - related party	1,053	915	6,152

Net Cash (Used) by Operating Activities	(4,199)	(2,446)	(154,518)

Cash Flows from Investing Activities	-	-	-

Net Cash Provided (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Advances from a related party	-	-	2,751
Contributed capital for expenses	-	-	1,566
Proceeds from convertible notes payable - related party	5,000	2,000	34,000
Purchase and cancellation of shares	-	-	(3,798)
Proceeds from issuance of common stock	-	-	152,000
Stock offering costs	-	-	(31,065)

Net Cash Provided by Financing Activities	5,000	2,000	155,454

Net Increase (Decrease) in Cash	801	(446)	936

Cash at Beginning of Period	135	536	-

Cash at End of Period	$936	$90	$936

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the six months ended June 30, 2006:

None

For the six months ended June 30, 2005:

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

Condensed Financial Statements – The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and 2005 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2005 audited financial statements.  The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

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

Reclassification - The financial statements for periods prior to June 30, 2006 have been reclassified to conform to the headings and classifications used in the June 30, 2006 financial statements.

NOTE 2 - CONVERTIBLE NOTES PAYABLE - RELATED PARTY

In June 2002, the Company signed a $10,000 convertible note payable to an entity controlled by a shareholder of the Company.  The note was due in June 2004, accrues interest at 6% per annum and is convertible to common stock at $.001 per share.  The note is currently in default.  At June 30, 2006, accrued interest amounted to $2,402.

In September 2002, the Company signed a $5,000 convertible note payable to an entity controlled by a shareholder of the Company.  The note was due in September 2004, accrues interest at 6% per annum and is convertible to common stock at $.001 per share.  The note is currently in default.  At June 30, 2006, accrued interest amounted to $1,129.

In April 2003, the Company signed a $2,500 convertible note payable to an entity controlled by a shareholder of the Company.  The note was due in April 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share.  The note is currently in default.  At June 30, 2006, accrued interest amounted to $478.

In August 2003, the Company signed a $2,500 convertible note payable to an entity controlled by a shareholder of the Company.  The note was due in August 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share.  The note is currently in default.  At June 30, 2006, accrued interest amounted to $437.

In October 2003, the Company converted a $2,631 related party account payable into a $2,631 convertible note payable to the individual.  The note was due in October 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share.  The note is currently in default.  At June 30, 2006, accrued interest amounted to $422.

VENTURES-UNITED, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CONVERTIBLE NOTES PAYABLE - RELATED PARTY [Continued]

In November 2003, the Company signed a $5,000 convertible note payable to an entity controlled by a relative of a shareholder of the Company.  The note was due in November 2005, accrues interest at 6% per annum and is convertible to common stock at $.001 per share.  The note is currently in default.  At June 30, 2006, accrued interest amounted to $796.

In November 2004, the Company signed a $1,000 convertible note payable, effective April 15, 2004, to an entity controlled by a shareholder of the Company.  The note accrues interest at 6% per annum and is convertible to common stock at $.001 per share.  The note was due in April 2006.  The note is currently in default.  At June 30, 2006, accrued interest amounted to $132.

In December 2004, the Company signed a $1,000 convertible note payable to a relative of a shareholder of the Company.  The note is due in December 2006, accrues interest at 6% per annum and is convertible to common stock at $.001 per share.  At June 30, 2006, accrued interest amounted to $90.

In March 2005, the Company signed a $2,000 convertible note payable to an entity controlled by a shareholder of the Company.  The note accrues interest at 6% per annum and is convertible to common stock at $.001 per share.  The note is due in March 2007.  At June 30, 2006 accrued interest amounted to $153.

In February 2006, the Company signed a $5,000 convertible note payable to an officer/shareholder of the Company.  The note accrues interest at 6% per annum and is convertible to common stock at $.001 per share.  The note is due in February 2008.  At June 30, 2006 accrued interest amounted to $113.

The convertible notes payable mature as follows for the twelve-month periods ended:

June 30,	Principle Due

2007	31,631
2008	5,000
2009	-
2010	-
2011	-

$36,631

NOTE 3 - COMMON STOCK

Common Stock - The Company has authorized 500,000,000 shares of common stock with a par value of $.001.  At June 30, 2006, the Company had 42,472,000 shares of common stock issued and outstanding.

Recent Stock Issuances –In January 2005, the Company issued 25,000 shares of its previously authorized but unissued common stock to an officer and director of the Company for services rendered, valued at $25 (or $.001 per share).

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

Stock Cancellation - In January 2000, the Company canceled 1,398,788 shares of common stock valued at $2,798 (or $.002 per share).

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - During the six months ended June 30, 2006 and 2005 the Company did not pay any cash compensation to any officer/directors of the Company.

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

VENTURES-UNITED, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Loss from continuing operations
applicable to common
stockholders (numerator)	$(2,155)	$(2,297)	$(4,870)	$(3,207)

Weighted average number of
common shares outstanding
used in loss per share during
the period (denominator)	42,472,000	32,472,000	42,472,000	32,469,652

At June 30, 2006, the Company had notes payable convertible to 37,670,890 shares of common stock which were not used in the computation of loss per share because their effect would be anti-dilutive.  At June 30, 2005 the Company had notes payable convertible to 35,771,410 shares of common stock which were not used in the computation of loss per share because their effect would be anti-dilutive.  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

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

Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005

The Company had no operations and generated no revenue for the three and six month period ended June 30, 2006 and 2005. The Company’s plan is to seek a business venture in which to participate. The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity that will ultimately prove to be beneficial to the Company and its shareholders.

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

Although the Company has no operations, it does incur expenses in connection with complying with reporting requirements under the Securities Exchange Act of 1934. General and administrative expenses for the three months ended June 30, 2006 and 2005 were $1,570 and $1,825 respectively.  Other expense consisted of interest expense to a related party in the amount of $585 and $472 for the three months ended June 30, 2006 and 2005 respectively.  For the six months ended June 30, 2006 and 2005, general and administrative expenses were $3,817 and $2,292 respectively.  Other expense consisted of interest expense to a related party was $1,053 and $915 for the six months ended June 30, 2006 and 2005 respectively.  These expenses consisted of professional fees and expenses incurred to prepare financial statements and periodic reports filed by the Company with the Securities and Exchange Commission. Funds required to pay these expenses were obtained through loans from various sources.

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

In the principal amount of $1,000 in November 2004, effective April 15, 2004, to HTS Leasing Company that was due April 15, 2006 and is now in default;

In the principal amount of $1,000 in December 2004 to Blaine Taylor that was purchased by HTS

Leasing Co. in

August 2005, which is due December 28, 2006; and

In the principal amount of $2,000 in March 2005 to Seaport Management Group that is due March 21, 2007.

In the principal amount of $5,000 in February 14, 2006 to Craig Littler that is due February 14, 2008.

Each of the foregoing convertible notes accrues interest at 6% per annum and is convertible to common stock at the rate of one share for each $0.001 of principal and accrued interest.  At June 30, 2006, the Company accrued interest on these loans in the amount of $6,152.  All of this interest is payable to persons who are shareholders and/ or officers and directors of the Company or their relatives.

Due to the lack of revenue and ongoing expenses described above, the Company realized a net loss of $2,155 for the three month period ended June 30, 2006, compared to a net loss of $2,297 for the same period in 2005.  For the six months ended June 30, 2006 and 2005, the Company realized a net loss of $4,870 and $3,207 respectively. The Company does not expect to generate any meaningful revenue unless and until it acquires an interest in an operating business.

Liquidity and Capital Resources

As of June 30, 2006, the Company had $936 in cash and no other assets.  Liabilities were $46,057 as of June 30, 2006 and consisted of $3,274 in accounts payable, $6,152 in accrued interest and $31,631 current portion of convertible notes payable.  The Company also had $5,000 in convertible notes payable to a related party.  The Company does not have sufficient cash to pay its past due notes, pay notes coming due in the next year, or meet operational needs for the next twelve months. Management intends to seek extensions of its outstanding notes. Further, management will attempt to raise capital for its current operational needs through loans from related parties, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for extension of outstanding notes or an infusion of capital, and there are no assurances to that effect. Moreover, the Company’s need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful.

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

Date: August 11, 2006

/s/ Robert C. Taylor

Robert C. Taylor

Chief Executive Officer and

Chief Financial Officer