Form 10QSB
period 2006-09-30
VENTURES UNITED INC
filed 2006-11-14
CIK 789878

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response . . . . 182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                                                                 For the quarterly period ended September 30, 2006

⁪     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
 For the transition period from ______________ to _____________

 Commission file number 000-32921

VENTURES-UNITED, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0365131
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

620 East 3945 South, Salt Lake City, UT 84107
(Address of principal executive offices)

(801) 268-2937
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ⁪

Indicate by check mark whether the registrant is a shell company (as defined in Rule 13b-2 of the Exchange Act). Yes ☒ No ⁪

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ⁪ No ⁪

APPLICABLE ONLY TO CORPORATE ISSUES

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 10, 2006, there were 1,089,584 shares of $.001 par value common stock issued and outstanding

Transitional Small Business Disclosure Format (Check one): Yes ⁪ No ☒

SEC2334(9-05) Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

 FORM 10-QSB
VENTURES-UNITED, INC.

INDEX
		Page
PART I.	Financial Information

Item 1.	Unaudited Financial Statements

	Unaudited Condensed Balance Sheet September 30, 2006	4

	Unaudited Condensed Statements of Operations for the Three and Nine Months ended September 30, 2006 and 2005 and for the Period from February 13, 1986 (Date of Inception) to September 30, 2006	5

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005 and for the period from February 13, 1986 (Date of Inception) to September 30, 2006.	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Controls and Procedures	16

PART II.	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 6.	Exhibits and Reports on Form 8-K	17

	Signatures	18

(Inapplicable items have been omitted)

PART I.

Financial Information

ITEM 1.  Financial Statements (unaudited)

The accompanying balance sheets of Ventures-United, Inc. (a development stage company) at September 30, 2006 and the related statements of operations, for the three and nine months ended September 30, 2006 and 2005 and the period from February 13, 1986 to September 30, 2006, and the statements of cash flows for the nine months ended September 30, 2006 and 2005 and the period from February 13, 1986 to September 30, 2006, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2006, are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

VENTURES-UNITED, INC.
[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEET

ASSETS
		September 30,
		2006
CURRENT ASSETS:
Cash		$2,353
Cash in Trust		1,043

Total Current Assets		3,396
		$3,396

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$	$ 4,020
Accrued interest - related party		6,769
Current portion of convertible notes
payable - related party		38,131

Total Current Liabilities		48,920

CONVERTIBLE NOTES PAYABLE - RELATED PARTY,
less current portion		5,000

Total Liabilities		53,920

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock, $.001 par value,
10,000,000 shares authorized; 0 (zero)
shares issued and outstanding		0

Common stock, $.001 par value,
100,000,000 shares authorized;
1,066,899 shares issued and outstanding		1,067

Capital in excess of par value		1,416,879

Deficit accumulated during the development stage		(1,468,470)

Total Stockholders' Equity (Deficit)		(50,524)
		$3,396

he accompanying notes are an integral part of these unaudited condensed financial statements.

VENTURES-UNITED, INC.
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

							From Inception
	For the Three			For the Nine			on February 13, 1986
	Months Ended			Months Ended			Through
	September 30,			September 30,			September 30,
	2006	2005		2006	2005		2006
REVENUE	$-		$-	$-		$-	$-

COST OF SALES	-		-	-		-	-

GROSS PROFIT	-		-	-		-	-

EXPENSES:
General and administrative	4,785		11,434	8,603		13,726	1,463,200

Total Expenses	4,785		11,434	8,603		13,726	1,463,200

LOSS BEFORE OTHER
INCOME (EXPENSE)	(4,785)		(11,434)	(8,603)		(13,726)	(1,463,200)

OTHER INCOME (EXPENSE):
Interest expense - related party	(618)		(481)	(1,671)		(1,396)	(6,770)
Other income	-		-	-		-	1,500

Total Other Income (Expense)	(618)		(481)	(1,671)		(1,396)	(5,270)

INCOME LOSS BEFORE INCOME TAXES	(5,403)		(11,915)	(10,274)		(15,122)	(1,468,470)

CURRENT TAX EXPENSE	-		-	-		-	-

DEFERRED TAX EXPENSE	-		-	-		-	-

NET LOSS	$(5,403)	$	$ (11,915)	$(10,274)	$	$ (15,122)	$(1,468,470)

LOSS PER COMMON SHARE	$(.01)		$(.01)	$(.01)		$(.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VENTURES-UNITED, INC.
[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

			From Inception
	For the Nine		on February 13, 1986
	Months Ended		Through
	September 30,		September 30,
	2006	2005	2006
Cash Flows from Operating Activities:
Net loss	$(10,274)	$(15,122)	$(1,468,470)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash expenses paid by stock issuance	-	25	1,299,243
Changes in assets and liabilities:
Increase (decrease) in accounts payable	484	1,371	4,020
Increase in accrued interest payable - related party	1,671	1,396	6,769

Net Cash (Used) by Operating Activities	(8,119)	(12,330)	(158,438)

Cash Flows from Investing Activities	-	-	-

Net Cash Provided (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Advances from a related party	(120)	-	2,631
Contributed capital for expenses	-	-	1,566
Proceeds from convertible notes payable - related party	11,500	2,000	40,500
Purchase and cancellation of shares	-	-	(3,798)
Proceeds from issuance of common stock	-	10,000	152,000
Stock offering costs			(31,065)

Net Cash Provided by Financing Activities	11,380	12,000	161,834

Net Increase (Decrease) in Cash	3,261	(330)	3,396

Cash at Beginning of Period	135	536	-

Cash at End of Period	$3,396	$206	$3,396

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:
For the nine months ended September 30, 2006:
None

For the nine months ended September 30, 2005:
None

 The accompanying notes are an integral part of these unaudited condensed financial statements.

VENTURES-UNITED, INC.
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Ventures-United, Inc. (“the Company”) was organized under the laws of the State of Utah on February 13, 1986 for the purpose of seeking a favorable business opportunity. On September 18, 2006, the Company Reverse split the issued and outstanding common stock of the Company on a 40 to 1 ratio, with no shareholder being reversed to less than a round lot of 100 shares and effected a change in the domicile of Ventures-United, Inc. from the state of Utah to the State of Nevada, which required new Articles of Incorporation that decreased the authorized capital so the total number of shares of Common Stock the Company is authorized to issue is One Hundred Million (100,000,000) shares, par value $0.001 and the total number of shares of Preferred Stock the Company is authorized to issue is Ten Million (10,000,000) shares with $0.001 par value, in such series and designations as may be authorized by the Board of Directors.
The Company currently has no on-going operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The company is currently seeking business opportunities or potential business acquisitions.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and 2005 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2005 audited financial statements. The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

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

VENTURES-UNITED, INC.
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29”, SFAS No. 123 (revised 2004), “Share-Based Payment”, SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”, SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”, SFAS No. 156, “Accounting for the Servicing of Financial Assets”, SFAS No. 157, “Fair Value Measurements”, and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004), 154, 155, 156, 157 and 158 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Reclassification - The financial statements for periods prior to September 30, 2006 have been reclassified to conform to the headings and classifications used in the September 30, 2006 financial statements.

NOTE 2 - CONVERTIBLE NOTES PAYABLE - RELATED PARTY

In September 2002, the Company signed a $10,000 convertible note payable to an entity controlled by a shareholder of the Company. The note was due in September 2004, accrues interest at 6% per annum and is convertible to common stock at $.04 per share. The note is currently in default. At September 30, 2006, accrued interest amounted to $2,552.

In September 2002, the Company signed a $5,000 convertible note payable to an entity controlled by a shareholder of the Company. The note was due in September 2004, accrues interest at 6% per annum and is convertible to common stock at $.04 per share. The note is currently in default. At September 30, 2006, accrued interest amounted to $1,204.

In April 2003, the Company signed a $2,500 convertible note payable to an entity controlled by a shareholder of the Company. The note was due in April 2005, accrues interest at 6% per annum and is convertible to common stock at $.04 per share. The note is currently in default. At September 30, 2006, accrued interest amounted to $515.

In August 2003, the Company signed a $2,500 convertible note payable to an entity controlled by a shareholder of the Company. The note was due in August 2005, accrues interest at 6% per annum and is convertible to common stock at $.04 per share. The note is currently in default. At September 30, 2006, accrued interest amounted to $475.

In October 2003, the Company converted a $2,631 related party account payable into a $2,631 convertible note payable to the individual. The note was due in October 2005, accrues interest at 6% per annum and is convertible to common stock at $.04 per share. The note is currently in default. At September 30, 2006, accrued interest amounted to $462.

VENTURES-UNITED, INC.
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CONVERTIBLE NOTES PAYABLE - RELATED PARTY [Continued]

In November 2003, the Company signed a $5,000 convertible note payable to an entity controlled by a relative of a shareholder of the Company. The note was due in November 2005, accrues interest at 6% per annum and is convertible to common stock at $.04 per share. The note is currently in default. At September 30, 2006, accrued interest amounted to $871.

In November 2004, the Company signed a $1,000 convertible note payable, effective April 15, 2004, to an entity controlled by a shareholder of the Company. The note accrues interest at 6% per annum and is convertible to common stock at $.04 per share. The note was due in April 2006. The note is currently in default. At September 30, 2006, accrued interest amounted to $147.

In December 2004, the Company signed a $1,000 convertible note payable to a relative of a shareholder of the Company. The note is due in December 2006, accrues interest at 6% per annum and is convertible to common stock at $.04 per share. At September 30, 2006, accrued interest amounted to $105.

In March 2005, the Company signed a $2,000 convertible note payable to an entity controlled by a shareholder of the Company. The note accrues interest at 6% per annum and is convertible to common stock at $.04 per share. The note is due in March 2007. At September 30, 2006 accrued interest amounted to $183.

In February 2006, the Company signed a $5,000 convertible note payable to an officer/shareholder of the Company. The note accrues interest at 6% per annum and is convertible to common stock at $.04 per share. The note is due in February 2008. At September 30, 2006 accrued interest amounted to $188.

In August 2006, the Company signed a $6,500 convertible note payable to an officer/shareholder of the Company. The note accrues interest at 6% per annum and is convertible to common stock at $.04 per share. The note is due in February 2007. At September 30, 2006 accrued interest amounted to $67.

The convertible notes payable mature as follows for the twelve-month periods ended:

September 30,	Principle Due
2007	38,131
2008	5,000
2009	-
2010	-
2011	-
$43,131

VENTURES-UNITED, INC.
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - COMMON STOCK

Common Stock - The Company has authorized 100,000,000 shares of common stock with a par value of $.001. At September 30, 2006, the Company had 1,066,899 shares of common stock issued and outstanding.

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock with a par value of $.001. At September 30, 2006, the Company had no shares of preferred stock issued and outstanding.

Recent Stock Issuances -In January 2005, the Company issued 25,000 shares of its previously authorized but unissued common stock to an officer and director of the Company for services rendered, valued at $25 (or $.001 per share).

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - During the nine months ended September 30, 2006 and 2005 the Company did not pay any cash compensation to any officer/directors of the Company.

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

VENTURES-UNITED, INC.
[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Loss from continuing operations
applicable to common
stockholders (numerator)	$(5,403)	$(11,915)	$(10,274)	$(15,122)

Weighted average number of
common shares outstanding
used in loss per share during
the period (denominator)	1,062,465	934,083	1,062,024	852,970

At September 30, 2006, the Company had notes payable convertible to 1,247,500 shares of common stock which were not used in the computation of loss per share because their effect would be anti-dilutive. At September 30, 2005 the Company had notes payable convertible to 906,300 shares of common stock which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 7 - SUBSEQUENT EVENT

Subsequent to the date of this report, the Company issued an additional 20,806 shares of restricted common stock due to rounding up fractional and/or round lots as a result of the 40 to 1 reverse split. The Company also issued 1,879 post reverse split shares of restricted common stock to an individual for services.

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

On September 18, 2006, the Company Reverse split the issued and outstanding common stock of the Company on a 40 to 1 ratio, with no shareholder being reversed to less than a round lot of 100 shares and effected a change the domicile of Ventures-United, Inc. from the state of Utah to the State of Nevada, which required new Articles of Incorporation that decreased the authorized capital so the total number of shares of Common Stock  the Company is authorized to issue is One Hundred Million (100,000,000) shares, par value $0.001 and the total number of shares of Preferred Stock the Company is authorized to issue is Ten Million (10,000,000) shares with $0.001 par value, in such series and designations as may be authorized by the Board of Directors.

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

We will generally ask to be provided with written materials regarding the business opportunity. These materials may include the following:

•	descriptions of product, service and company history; management resumes;
•	financial information;
•	available projections with related assumptions upon which they are based;
•	an explanation of proprietary products and services;
•	evidence of existing patents, trademarks or service marks or rights thereto;
•	present and proposed forms of compensation to management;
•	a description of transactions between the prospective entity and its affiliates;
•	relevant analysis of risks and competitive conditions;
•	a financial plan of operation and estimated capital requirement; and other information deemed relevant.

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

Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2005

The Company had no operations and generated no revenue for the three and nine month period ended September 30, 2006 and 2005. The Company’s plan is to seek a business venture in which to participate. The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity that will ultimately prove to be beneficial to the Company and its shareholders.

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

Although the Company has no operations, it does incur expenses in connection with complying with reporting requirements under the Securities Exchange Act of 1934. General and administrative expenses for the three months ended September 30, 2006 and 2005 were $4,785 and $11,434 respectively. Other expense consisted of interest expense to a related party in the amount of $618 and $481 for the three months ended September 30, 2006 and 2005 respectively. For the nine months ended September 30, 2006 and 2005, general and administrative expenses were $8,603 and $13,726 respectively. Other expense consisted of interest expense to a related party and was $1,671 and $1,396 for the nine months ended September 30, 2006 and 2005 respectively. These expenses consisted of professional fees and expenses incurred to prepare financial statements and periodic reports filed by the Company with the Securities and Exchange Commission. Funds required to pay these expenses were obtained through loans from various sources.

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

In the principal amount of $2,000 in March 2005 to Seaport Management Group that is due March 21, 2007.

In the principal amount of $5,000 in February 14, 2006 to Craig Littler that is due February 14, 2008.

In the principal amount of $6,500 in August 2006 to Tryant, LLC that is due February 2007.

Each of the foregoing convertible notes accrues interest at 6% per annum and is convertible to common stock at the rate of one share for each $0.04 of principal and accrued interest. At September 30, 2006, the Company owed accrued interest on these loans in the amount of $6,769. All of this interest is payable to persons who are shareholders and/ or officers and directors of the Company or their relatives.

Due to the lack of revenue and ongoing expenses described above, the Company realized a net loss of $5,403 for the three month period ended September 30, 2006, compared to a net loss of $11,915 for the same period in 2005. For the nine months ended September 30, 2006 and 2005, the Company realized a net loss of $10,274 and $15,122 respectively. The Company does not expect to generate any meaningful revenue unless and until it acquires an interest in an operating business.

Liquidity and Capital Resources

As of September 30, 2006, the Company had $2,353 in cash and $1,043 in cash in trust. Current liabilities were $48,920 as of September 30, 2006 and consisted of $4,020 in accounts payable, $6,769 in accrued interest and $38,131 current portion of convertible notes payable. The Company also had $5,000 in convertible notes payable to a related party. The Company does not have sufficient cash to pay its past due notes, pay notes coming due in the next year, or meet operational needs for the next twelve months. Management intends to seek extensions of its outstanding notes. Further, management will attempt to raise capital for its current operational needs through loans from related parties, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for extension of outstanding notes or an infusion of capital, and there are no assurances to that effect. Moreover, the Company’s need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful.

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

PART II

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unless otherwise noted all Securities were sold or offered without registration in reliance on the exemption provided by Section 4(2) and/or Rule 506, Regulation D and/or Regulation S of the Securities Act.  No broker was involved and no commissions were paid in any transaction.

Subsequent to the date of this report, the Company issued an additional 22,685 shares of restricted common stock due to rounding up fractional and/or round lots as a result of the 40 to 1 reverse split. The Company also issued 1,879 post reverse split shares of restricted common stock to an individual for services valued at $75.

ITEM 4. Submission of Matters to a Vote of Security Holders

During the period of this report, the Company took the following actions pursuant to written consent of a majority of the Company’s shareholders. The consent was filed with the Securities and Exchange Commission on Form 14C Information Statement and mailed to all shareholders of record.

1.	Reverse split the currently issued and outstanding common stock of the Company on a 40 to 1 ratio, with no shareholder being reversed to less than a round lot of 100 shares.

2.	Change the domicile of Ventures-United, Inc. from the state of Utah to the State of Nevada, which requires new Articles of Incorporation that will provide for the following:

(a)
     Decrease the authorized capital so the total number of shares of Common Stock the Company is authorized to issue is One Hundred Million (100,000,000) shares, par value $0.001 and the total number of shares of Preferred Stock the Company is authorized to issue is Ten Million (10,000,000) shares with $0.001 par value, in such series and designations as may be authorized by the Board of Directors.

(b)
     Approve changing the name of the corporation at such time as the Company identifies of a new operating business for the Company to a name that reflects the industry or business in which the Corporation's business operations are or will be conducted or to a name that will promote or conform to any principal product, technology, or other asset of the Corporation, as determined by the Board of Directors.

The stockholders holding shares representing 74.2% of the votes entitled to be cast at a meeting of the Company’s stockholders consented in writing to the proposed actions. The Company’s Board of Directors approved these actions on August 7, 2006 and recommended that the Company effect the reverse split of its currently issued and outstanding common stock and then re-domicile from Utah to Nevada. The reincorporation will become effective upon the filing of the merger certificates with the Utah and Nevada Secretaries of State, respectively.

The above actions took effect September 18, 2006.

ITEM 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

None

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	Title of Document	Location
31.1	Certification of the Principal Executive Officer/Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Principal Executive Officer/Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTURES-UNITED, INC.

Date: November 14, 2006	By: /s/ Robert C. Taylor

Robert C. Taylor
Chief Executive Officer and
Chief Financial Officer