Form 10KSB
period 2006-12-31
AVASOFT, INC.
filed 2007-04-17
CIK 789878

OMB APPROVAL
OMB Number:3235-0420
Expires: March 31, 2007
Estimated average burden
Hours per response1646
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

 (Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 000-32921

AVASOFT, INC.

f/k/a VENTURES-UNITED, INC.

(Name of small business issuer in its charter)

NEVADA	87-0365131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2206 Plaza Drive, Rocklin, CA	95765
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (916) 771-0900

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

On December 31, 2006 the aggregate market value of the voting stock of Ventures-United, Inc. held by non-affiliates of the registrant was $9,835,596.

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

Yes ☐     No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   15,148,315 shares of common stock, $.001 par value issued and outstanding as of February 10, 2007.

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

In August 2006, the Company effected a reverse split the then currently issued and outstanding common stock of the Company on a 40 to 1 ratio, with no shareholder being reversed to less than a round lot of 100 shares.  The Company also changed the domicile of Ventures-United, Inc. from the state of Utah to the State of Nevada, which required new Articles of Incorporation that decreased the authorized capital so the total number of shares of Common Stock the Company is authorized to issue is One Hundred Million (100,000,000) shares, par value $0.001 and the total number of shares of Preferred Stock the Company is authorized to issue is Ten Million (10,000,000) shares with $0.001 par value, in such series and designations as may be authorized by the Board of Directors.  The Company also approved changing the name of the corporation at such time as the Company identifies of a new operating business for the Company to a name that reflects the industry or business in which the Corporation's business operations are or will be conducted or to a name that will promote or conform to any principal product, technology, or other asset of the Corporation, as determined by the Board of Directors.

On February 9, 2007, Ventures-United executed a Share Exchange Agreement with Avasoft, Inc., a California corporation.  Under terms of the Share Exchange Agreement, Ventures-United issued 13,702,534 shares representing approximately 91% of the outstanding shares. Also issued at the February 9, 2007 closing (the “Closing”) were warrants, which warrants if exercised would convert into 3,745,000 shares, which 3,745,000 shares would increase the total issuance at closing to 17,447,534 shares, which would represent approximately 93% of the outstanding shares of the Company’s common stock at Closing. After the Closing, Avasoft-California became a wholly-owned subsidiary of the Company and the operations of Avasoft-California were the sole operations of the Company.

Our Business

Overview

Avasoft, Inc. was incorporated in the State of California in November 2005.  Since inception, Avasoft has focused primarily on developing its cartridge technology, entering into strategic partnerships to produce its ice cream system and building its sales and distribution infrastructure.  Avasoft began generating revenue in January 2006.

Avasoft sells soft serve ice cream in a unique and groundbreaking way.  We own perpetual marketing rights in North America to an innovative system of ice cream delivery that has earned widespread success in several European markets.  This delivery system is comprised of two parts -- a portable metal dispenser machine and a plastic, single-use cartridge containing ice cream.  The dispenser plunges the ice cream through the cartridge into a cone or other serving container.  The result is ice cream with the same look, taste and texture of soft serve ice cream produced by traditional, specialized soft serve machines.  However, unlike conventional machines, which are large, expensive to purchase and operate, and require special cleaning procedures to minimize health risks, our system is easily portable, inexpensive and completely sanitary.  As a result of these and other factors, we believe the Avasoft system will enable thousands of food service operators to enter or expand their presence in the soft serve sector of the $20 billion U.S. frozen dessert market, where previously it had not been practical or economical to do so.

The Company has established all of the necessary components to operate its business, including licensing the system from its inventor in the United Kingdom and forming several strategic business partnerships, including partnerships with (i) a metal press company, which manufactures and ships the dispenser machines directly to our customers, (ii) a dairy equipment manufacturer, which manufactures both our single-use cartridges as well as the machines dairies must use to fill cartridges, and then ships these items to dairies, and (iii) a dairy that creates our ice cream, fills cartridges with ice cream, and then ships filled cartridges either directly to our customers or to U.S. Cold  Storage Company, who stores our product and eventually ships to our customers.  Because we never take physical possession of either the dispenser machines or the ice cream product (although we do, at times, take ownership and legal possession of our product), we effectively operate as a sales and marketing organization.  To manage this function, we use an extensive network of food distributors, which have large sales staffs and access into thousands of food service accounts.  Since beginning our sales efforts in January 2006, we have placed approximately 600 dispenser machines and have received initial product orders of 20,000 cases, or 480,000 single-serving cartridges.

The Soft Serve Ice Cream Market

The Company’s market, soft serve ice cream, is a component of the larger U.S. frozen dessert market, an over-$20 billion industry that the U.S. Department of Agriculture (USDA) reports exceeded 1.5 billion gallons of consumption in 2004.  The soft serve market accounted for 29%, or 444 million gallons of this total, representing close to $7 billion in sales.

U.S. consumers spend approximately $12.5 billion at soft serve and scoop ice cream retail locations on an annual basis according to the USDA.  This robust away-from-home industry is driven by four main factors: (i) soft-serve ice cream can only be dispensed from specialized machines and cannot be produced at home; (ii) ice cream is in large part an “impulse buy” when consumers are away from home; (iii) a trip to an ice cream store, or the “ice cream experience,” is a popular form of family entertainment; and (iv) retail locations offer a far wider variety of flavors to suit the tastes of individual family members than even the most well-stocked home.

While the U.S. population has for many years enjoyed the existing systems of ice cream delivery, our unique serving method is likely to increase the visibility and reach of soft serve ice cream.  In Europe, the system upon which the Company’s product is based was first launched in 2002 by Unilever plc, a large Anglo-Dutch food and consumer goods company, under the brand name of “Cornetto Soft.”  In its first full year of marketing, Unilever sold over 100 million units in Europe alone and called the product its “fastest and biggest success in Europe.”  The Company has learned that Unilever has placed over 100,000 dispenser machines and sells an estimated 500 million units on an annual basis in Europe, generating approximately $400 million in revenues.

With the U.S. population exceeding that of Europe, as well as a substantially higher per capita consumption of ice cream, we believe that we are positioned to grow our business and share of the U.S. market significantly.  In addition, because existing delivery systems in the United States are cost prohibitive and difficult to operate, we believe we have the potential to effectuate an actual increase in U.S. market size through the adoption of our innovative delivery system, which provides food service operators with much greater access to ice cream vending than ever before.

Growth Strategy

Our goal is to become the leading provider of soft ice cream dispensing systems in the United States.  We intend to build our sales efforts in our potential markets through implementation of our marketing plan.

The principal elements of the Company's growth strategy include:

•

Broadening Customer Base. We seek to broaden our customer base by offering our product through a direct sales campaign to venues with captive consumers such as schools, airports and grocery stores.

•

Emphasizing Competitive Advantages. The Company's marketing efforts will emphasize the versatility, cost-effectiveness, quality and ease of use of the disposable soft serve cartridge technology. A significant portion of the proceeds of this Offering will be used to fund the Company's sales, marketing and distribution efforts.

•

Increasing Sales of Dairy Products. We seek to diversify the use of our soft serve cartridge-based dispensing technology to other dairy products such as whipped cream, yogurt and cheese.

Our Product Offering

Our ice cream’s taste, look and texture fit it into the soft serve category, despite its not being dispensed from a traditional soft serve machine.  We currently offer five flavors in both premium and low-fat varieties: vanilla, strawberry, mint marble, cookies ‘n cream and chocolate.  We have the ability, through our dairy partnerships, to introduce new flavors and nutritional varieties of ice cream (such as non-fat yogurt and ice cream), and we intend to do so as we expand our sales efforts.

Our ice cream is packaged in single-serving size, molded polyurethane cartridges that require no extraordinary temperature control efforts or treatment.  Our product has an optimum serving temperature of five degrees Fahrenheit, which can be easily maintained in a standard freezer.  To assist our customers in maintaining the proper temperature, we provide a temperature probe with the delivery of each dispenser unit.

Because one of our largest target markets is the secondary school system, we have produced our low fat ice cream in a manner that meets or exceeds most schools’ nutritional standards.  While the requirements vary from state to state, most impose a “30-10-30” standard which refers to 30% total fat, 10% saturated fat, 30 grams of sugar by weight, or “35-10-35” product standard, referring to the amount of sugar and fat permitted in each serving.   Most ice cream cannot conform to these requirements because the overhead costs are too high to justify its production.

Our product is very competitively priced in the market.  Pricing to our distributors from $14.50 to $17.00 per case delivered with a minimum order of four pallets.  Smaller distributors may also order from us directly for a price of $17.00 per case.

Target Markets and Customers

We launched our sales efforts in January 2006, and have started to gain significant traction through our food brokers and distributor network.  Since beginning our sales efforts in January 2006, we have placed approximately 600 dispenser machines and have received initial product orders of 20,000 cases, or ~480,000 single-serving cartridges. While the majority of our sales in 2006 have come from secondary schools, we have also made significant entrée into the concession market, including a commitment from Qualcomm Stadium in San Diego.

The Company’s target markets consist primarily of cafeteria-style establishments, and concession outlets across the country.  Cafeterias are food locations that serve “captive” customers, such as students at secondary schools and personnel at military bases.  Concession outlets are food outlets within a venue, such as an entertainment, spectator, recreation or retail environment.  The Company is pursuing a dual track, targeting both of these markets at the same time.  However, our early focus has been on the cafeteria market, namely secondary schools, because of their large audiences, high potential sales volumes and financial visibility.

Cafeteria Market

The Company is focusing a substantial portion of its early sales efforts on penetrating the secondary school market, beginning in California and then expanding on a regional basis.  Our initial focus on California is due to our well-established relationships with a large number of school districts throughout the state, as well as with distributors that sell into such accounts.  According to public sources, there are 2,062 secondary school venues in California alone.  Because California represents approximately 10% of the U.S. population, we estimate a total U.S. market of 20,000 secondary institutions.

We will also focus on the military and this market potential, which, as of December 31, 2005, consisted of 894,921 active military personnel within the continental United States, with an additional 211,712 personnel positioned around the world, not including the almost 250,000 troops temporarily positioned for military initiatives such as Operation Iraqi Freedom.  Both domestic and overseas military personnel represent potential customers for the Company.

Concession Outlet Market

The concession outlet market includes any venue that is not captive (in contrast to the cafeteria market), but where food products are or could be sold.  Our sales managers have identified the most probable of such concession targets, several of which may have never sold any form of ice cream.  For instance, there are approximately 570,000 restaurants, 65,000 grocery stores and 80,000 gas stations in the United States, all of which are potential venues for our soft serve ice cream.

Production

Dispenser Production

Following multiple group discussions and one focus group, we designed a product dispenser that could be made with a variety of different colors and metals, such as stainless steel or anodized aluminum.  We outsource the manufacturing of our dispenser to Boehm Pressed Steel (“BPS”), an ISO-certified custom metal stamping business established in 1918.  In addition to its industry reputation for high-quality product manufacturing, BPS has extensive shop capacity and manufactures over 40 million parts per year from its Valley City, Ohio facility.  As part of its agreement with us, BPS warranties its dispensers for a period of one year.  BPS has allocated 3,000 square feet of its 40,000 square foot facility for the sole production of our machines, with the ability to produce more than 1,000 dispensers per month, which should exceed our foreseeable volume requirements.

BPS has invested more than $250,000 on tooling costs and on the design of our dispenser.  BPS has partnered with Avasoft and makes no profit on the production of the dispensers, selling them to us at their cost, rather BPS will recoup its investment  from the sale of Avasoft’s ice cream product.  This gives BPS the ability to earn a much higher profit than from equipment sales alone, and provides us with a vested partner motivated by product sales instead of equipment sales.  BPS has also agreed to join our marketing alliance, meaning they are logistically responsible for the shipping of dispensers, although Avasoft pays for all shipping costs. Our agreement with BPS through Avalanche was executed in 2004 and has a term of ten years.

Cartridge Production

The cartridge that holds the ice cream is a key component to our business, as it must interface with the dispenser, the dairy filling equipment, and the end user.  For the design and production of the cartridges, we worked with Norse Dairy Systems (“NDS”), one of the largest specialty manufacturers in the country of parts and products to the dairy industry.  We developed both the cartridge and cartridge plunger with an injection molded polyurethane plastic.  On top of the 2x5 inch cartridge is a heat-produced paper seal that protects the product and provides for a 12-month shelf life.  The injection molder uses a 32-cavity tool for both the cartridge and plunger, allowing the manufacturer to make 32 of each unit simultaneously with one strike of the press, thereby greatly decreasing cycle times and product costs.  This process gives us the ability to produce over 30 million cartridges per year.  Norse out sources the injection molding and cartridge production function to a facility operated by Majors Plastics, located in Omaha, Nebraska, making it convenient for shipping to dairies around the country.

Dairy Filling Equipment

In order to maintain compatibility with existing high-speed dairy filling equipment, the Company  entered into an agreement with NDS, whereby NDS would produce and distribute to participating dairies both the cartridges and the filling machines.  The Company believes NDS is the only source in the United States for the filling equipment, based upon its extensive expertise and portfolio of patents.  Pursuant to our agreement, NDS will produce and manufacture the filling and cartridge machine, for which it has invested $600,000 to do so, and then distribute the filling machines to the dairies with whom we partner.  We have agreed to reimburse Norse approximately $400,000 for this investment out of a portion of our revenue stream from cartridge sales. The equipment will be free of charge to the dairies, although the dairies must purchase their cartridges from NDS.  Much like our relationship with BPS, NDS earns a profit from cartridge sales and not from the sale of machines, which keeps our incentives aligned on product sales.  Norse charges participating dairies for each cartridge sold, of which a portion is paid to BPS, and another portion is paid to Ezee Whip Ice Cream (Overseas) Limited.  Norse controls the accounting process related to these distributions.

Our agreement with NDS was executed in 2004 through our affiliate, Avalanche, and amended in April 2006 and has a term of ten years.  As part of that agreement, NDS cannot manufacture or distribute the cartridges for a period of five years after the termination of the agreement.  We also agreed to exclusively license our technology to NDS.

Ice Cream Production and Filling

The last aspect of our business is the ice cream product itself.  We are free to work with as many dairies as we choose.  We produce our product at regional dairies that also produce ice cream, ice cream novelties, and other frozen desserts for major national vendors as well as under their own brands. These dairies have the capability to produce a variety of flavors and handle large runs.  Avasoft only chooses dairies that receive consistently high scores from the USDA and oother auditing organizations for its health and safety standards.  Once our product is manufactured by these regional dairies it is either shipped to the customer directly or held in cold storage at a facilities around the country.

Business Model

The Company’s business model consists of placing our portable dispenser machines at cafeterias and concession outlets around the country.  We use a large network of food brokers and distributors to place machines at targeted accounts and to take product orders.  We have initiated our sales efforts in the western United States, addressing the most readily suited target markets, such as secondary schools, high volume concession venues, food chains, national accounts, and leisure locations.  While we continue to penetrate the western U.S. market, going forward we will expand our sales efforts eastward.

We retain ownership over each machine we place but require customers to pay a $250 security deposit for its use.  Because this arrangement is not categorized as a “purchase,” customer accounts such as schools are able to avoid typical lengthy or inconvenient procurement procedures.  This also helps to ensure that only Avasoft product is dispensed by our machines and enables us to regain possession of the dispenser should customers wish to stop ordering product from us.  In addition, by not requiring any investment other than a partially refundable deposit (customers can receive $200 of the $250 deposit if the dispenser is returned within 30 days), this system also decreases any risk to our potential retail customers in offering our product to their customers.  The Company purchases its dispenser machines from its manufacturing partner.  The difference between the deposit price and our actual cost is used to pay incentives to the Company’s distributors and other costs associated with the placement of the machines, such as shipping costs and product liability insurance.

Once machines are placed at retail customer venues, product orders are taken through the food brokers and/or distributors and processed through our account managers.  The Company sells the cartridges in minimum orders of one pallet and as large as a full truckload.  The suggested retail price for the product ranges from $1.50 in schools to $3.00 or more at event venues or retail locations.

We outsource the manufacturing of dispensers, filling machines and cartridges, as well as the production of the ice cream product.  We do not take physical possession of either the dispenser units or the ice cream cartridges (although we do, at times, take ownership and legal possession of our product), as they are shipped directly from the manufacturers to our customers, or to cold storage facilities around the country, which stores our product and then ships to our customers.  Accordingly, our efforts are focused exclusively on the marketing of our system and in managing the networks of food brokers and distributors who market and sell the Avasoft product line.

Sales and Marketing

The Company’s primary function consists of sales and marketing of the Avasoft product line.  Initially, our efforts have been concentrated on the development and support of a food broker network, which trains the sales forces of different food service distributors with strong ties to our prospective customer base of cafeteria and concession venues.  We believe the development of a large network of distributors provides the most leverage to our marketing efforts, as these organizations have extensive sales forces, several in excess of 100 persons.  Our management has longstanding relationships with food brokers and distributors and continues to develop these contacts through the efforts of our internal account managers, our presence at food trade shows and our direct mailing campaigns.

Over the past few months, we have focused on building our internal sales division, which began with one person at the beginning of 2006 and is expected to reach nine full-time staff in 2007.  We pay our sales personnel set salaries and have developed a sales incentive program, whereby sales representatives can earn bonuses and awards for reaching and exceeding machine placement goals created by senior management.

Distribution

In conjunction with our sales and marketing plan, we have focused on attracting and securing relationships with food distributors that will provide us with the greatest access to the market.  Since the launch of our sales efforts, we have been successful at developing relationships with both direct distributors and indirect distributors.  Direct distributors are organizations that sell directly to the end customer, without selling through other distributors.  Direct distributors typically have large account bases and substantial sales forces.

Indirect, or “master,” distributors service a large number of retail accounts but sell to those accounts through smaller distributors.  We have met with many of these organizations and have secured some level of commitment by each to represent our product.  This is a significant development for the Company, as this group of indirect distributors on average sells through approximately 30 smaller distributor accounts.  Through these relationships, we have the ability to extend our reach to practically every consumer vertical.

Competition

At present, there are three primary methods of ice cream delivery in the United States: (i) electric soft-serve ice cream dispensers, (ii) manual scooping of ice cream from three-gallon tubs housed in freezer dipping cabinets and (iii) single-portion ice cream dispensers, such as ours.

Electric Soft Serve Dispensers

Electric dispensers have been in the market for many years and constitute the primary delivery means of soft serve ice cream in the United States.  The dispensers are large and heavy, require a great deal of electric power (220 volts), and typically cost between $10,000 and $18,000 per unit.  As a result, their market reach has historically been limited to dedicated ice cream vendors or high-volume concession operators, who have the financial resources, floor space and personnel to operate the units effectively and economically.  Because these machines actually produce the ice cream product on site, they require a dedicated freezer chamber, which limits the number of servings they can produce per hour, as well as limiting the number of flavors they can offer to only one or two at any given time.  Moreover, the nature of the ice cream production is such that the product interacts with multiple machine components, requiring daily cleaning to avoid growth of bacteria.  If done correctly, this cleaning process requires a minimum of 20 minutes of labor, many gallons of water and the lubrication of o-rings.  Personnel operating these machines, therefore, must be trained not only in using them to deliver the product but also in their cleaning.

Dipping Cabinets

A “dipping cabinet” is a form of ice cream delivery that includes any product produced in an offsite dairy and then scooped, or “dipped,” at a vendor’s location.  Typically, this is a “hard” form of ice cream that comes in three-gallon tubs and is stored at a vendor site in frozen cabinets holding anywhere from four to 16 different flavors.  Dipping cabinets typically cost between $2,500 and $5,000.  Because of the cost, space requirements for the cabinets and a short shelf life of the product once the tubs are opened (just a few days), this form of delivery is most commonly found in dedicated ice cream parlors or other high-volume food concessions.  Like the electric soft-serve dispensers, this form of delivery carries with it risks of unsanitary conditions and inconsistent portion size.  Efficiency concerns, or the rate at which personnel are able to physically scoop product and clean equipment, may also affect sales volume and capacity.

Single-Portion Dispensers

We know of only one other company in the United States with a single-portion dispenser similar to that marketed by us.  This competitor, the Spirit Ice Cream Company, LLC™ (“Spirit”), located in Omaha, Nebraska, is an authorized distributor of the One-Shot® system, which is a registered trademark of One-Shot Corporation Ltd, a U.K. corporation.  Spirit began marketing its dispenser in 2004.  While Spirit holds several of the unique attributes and benefits of the Company’s dispenser, management believes there are several distinct differences between the two companies: (i) the Spirit dispenser is electric, while the Avasoft system is entirely manual; (ii) Spirit sells its dispenser to the vendor, whereas Avasoft retains ownership of the dispenser, taking only an upfront deposit; (iii) the initial cost to Spirit’s vendors (approximately $3,500) is substantially greater than the $250 deposit we charge our vendors; (iv) Spirit is focusing its marketing efforts on higher profit margins, as opposed to Avasoft’s emphasis on higher sales volumes; and (v) the two companies, at least initially, are marketing their products in two different geographical regions, Avasoft in the western United States and Spirit starting in Nebraska and nearby states.

In addition to Spirit, we may also face competition from Unilever, which has been highly successful in Europe.  Unilever has, through a settlement with EZEE Whip an assurance from EZEE Whip that it will not prosecute any infringement claim against Unilever on a worldwide basis, including North America.  However, our exclusive arrangement with Norse Dairy Systems may hinder Unilever from obtaining the necessary filling machines in the United States.

Competitive Advantages

We believe that the Avasoft product offering is superior to existing methods of ice cream delivery in the United States and presents a solution that may greatly increase the number of domestic ice cream vendors.  Because the purchase of ice cream is largely regarded as an “impulse buy,” greater breadth and availability of our product could increase the size of the U.S. ice cream market itself, as well as our share of that market.  We believe the Company’s most notable competitive advantages are as follows:

•

Low Entry Cost to Vendors.  Requiring only a $250 deposit, we empower vendors with a standard freezer to enter the market, whereas competing methods of ice cream delivery have historically proved cost prohibitive for many potential customers.  As such, we are able to access venues that have never previously sold ice cream products.

•

Controlled Profit Margins.  Vendors are better able to control margins with the Avasoft product, because our system: (i) eliminates waste associated with discretionary portions delivered by sales personnel; (ii) reduces labor expenses because there is no need for cleaning; and (iii) increases customer retention by being able to deliver product in an expeditious manner, without having to wait for machine production or manual scooping.

•

No Sanitation Issues.  Because our single-serve cartridges come straight from the dairies and because our dispensing machines interact only with the outer cartridges, the ice cream product never makes contact with the dispensing machine.  Accordingly, without any need for cleaning or sterilization procedures, the risk of bacterial growth or contamination is non-existent, all health-safety regulations are easily met and consumer confidence in the safety of our product is well justified.

•

Extensive Product Choice.  We have the ability to offer far more flavors of ice cream than existing delivery systems because we are not limited by the one or two flavors that conventional soft serve machines can produce or the space requirements for each three-gallon tub flavor of hand scooped ice cream.  A standard freezer can hold close to 1,000 cartridges, so our vendors can carry as many flavors as they can cartridges.

•

Product Consistency.  Because our product is made only in our partner dairies and is stored at standard freezer temperatures, we believe that our product will be delivered with the same consistency in every serving.  Unlike a soft serve machine, the percentage of product “overrun” (defined as the amount of air in the product) is precise and consistent, which means that Avasoft ice cream is never delivered heavy and icy (which happens when overrun is too low) or wet and melted (which occurs when overrun is too high).

•

Lower Fat and Sugar Content.  Our low fat ice cream has lower fat and sugar content which, unlike many dessert offerings in public schools, conforms to new California dietary and nutritional standards.

Intellectual Property and Licenses

We have entered into a number of necessary contractual agreements, so as to preserve the greatest degree of exclusivity and create as many competitive barriers to entry as possible.  In addition, our strategic partnerships collectively provide third party validation of our business model, each having made substantial investments in their respective components of our business.

Patent License

Our founder, James R. Wheeler, conceived the concept for the Avasoft business model several years ago, including the design of the ice cream cartridge, which is the foundation of our product distribution.  After researching the market for competing product designs, Mr. Wheeler discovered a U.K.-based company, Ezee Whip Ice Cream (Overseas) Limited (“Ezee Whip”), which had already designed and received patents for the product that had been conceptualized.  With the advice of counsel, Mr. Wheeler came to recognize that his product could not be created without infringing upon the Ezee Whip patent.  Mr. Wheeler then contacted the principals of Ezee Whip and negotiated a license of their patent for distribution in North America., No other parties have been or will be granted a license for the product in North America; provided, however, that Unilever plc has, through a settlement with EZee Whip an assurance that they will not be prosecuted for infringement on the patent worldwide, including North America.  Outside of North America, there are several licensees of the Ezee Whip system, the largest being Richmond Foods, which hold a license for the system and markets its product under the Nestle brand name.

In addition to holding the patent license for the system, we intend to gain industry and product insight and knowledge from the principals of Ezee Whip, who played a large role in the rollout of the product in Europe.  These individuals have already rendered substantial advice to us and our other partners relating to the design of the dispensers and cartridges, as well as the ice cream formulations.

Governmental Regulations

Because we do not actually produce the product we market, and because it does not come in direct contact with our dispensing machines, we are not subject to any government regulations, including U.S. Food and Drug Administration regulations, and therefore do not need any certifications or registrations.  However, our dairy producers are subject to government regulation by the USDA and the FDA, and to our knowledge, are properly licensed.

Employees

In 2007 we expect to have 16 full-time employees.  In addition, we use three part to full-time contractors.  No employee is represented by a labor union, and we have never suffered an interruption of business caused by a labor dispute.

Item 2

Description of Property

Our principal executive offices are currently located 2206 Plaza Drive, Suite 100, Rocklin, California, in approximately 2,500 square feet, with a lease term of three years and an option to extend at market rates for an additional three years expiring in March 2009 for the initial term and March of 2012 for the option.  We pay approximately $4,958.95 per month for lease payments.

Item 3

Legal Proceedings

We are not a party to any pending or, to our knowledge, threatened legal proceedings.

Item 4.

Submission of Matters to a Vote of Security Holders.

On August 28, 2006, the Company sent all of its shareholders of record an Information Statement on Form 14C describing actions taken by a written consent of a majority of the shareholders.  The shareholders holding shares representing 74.2% of the votes entitled to be cast at a meeting of the Company’s shareholders consented in writing to the actions.

1.

Reverse split the currently issued and outstanding common stock of the Company on a 40 to 1 ratio, with no shareholder being reversed to less than a round lot of 100 shares.

2.

Change the domicile of Ventures-United, Inc. from the state of Utah to the State of

Nevada, which requires new Articles of Incorporation that provided for the following:

(a)

Decrease the authorized capital so the total number of shares of Common Stock the Company is authorized to issue is One Hundred Million (100,000,000) shares, par value $0.001 and the total number of shares of Preferred Stock the Company is authorized to issue is Ten Million (10,000,000) shares with $0.001 par value, in such series and designations as may be authorized by the Board of Direct.

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

The above actions took effect September 18, 2006.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

We received a listing on the Over the Counter Bulletin Board on September 27, 2006 and our symbol is “VNUN.” As of February 10, 2007 there were 134 shareholders of record holding 15,148,315 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

	CLOSING BID		CLOSING ASK
2006	High	Low	High	Low

June 29 (first avail.)	NONE	NONE	NONE	NONE
Thru June 30

July 3 thru Sept. 26	0.80	0.40	0.15	0.05

Sept. 27 thru Sept. 29	1.01	0.51	NONE	NONE
(after a 1 for 40 reverse split)

Oct. 2 thru Dec. 29	0.85	0.60	4.00	1.01

The above quotations, as provided by Pink Sheets, LLC, represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

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

Plan of Operation

The Company had no operations and generated no revenue for the years ended December 31, 2005 and 2006. The Company’s plan was to seek a business venture in which to participate. This occurred through the acquisition of Avasoft-California in February 2007. The primary operations of the Company are now the soft serve ice cream business of Avasoft-California.

Although the Company had no operations in fiscal year 2006, it incurred expenses in connection with complying with reporting requirements under the Securities Exchange Act of 1934. General and administrative expenses for the fiscal years ended December 31, 2006 and 2005 were $32,061 and $12,653 respectively. Interest expense to related party was $1,874 for the fiscal year ended December 31, 2005 and $2,159 for the fiscal year ended December 31, 2006.  Net loss for the fiscal year ended December 31, 2005 was $14,527 compared to $34,220 for the same period in 2006.  Expenses consisted of professional fees and expenses incurred to prepare financial statements and periodic reports filed by the Company with the Securities and Exchange Commission. Funds required to pay these expenses were obtained through loans from various sources.

In 2006, 2005, 2004, 2003, and 2002 the Company issued the following convertible notes for loans and advances received to fund its expenses:

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

In the principal amount of $2,000 in March 2005 to Seaport Management Group that is due March 21, 2007;

In the principal amount of $5,000 in February 14, 2006 to Craig Littler that is due February 14, 2008; and

In the principal amount of $6,500 in August 2006 to Tryant, LLC that is due February 2007.

Each of the foregoing convertible notes accrues interest at 6% per annum and is convertible to common stock at the rate of one share for each $0.04 of principal and accrued interest.

In December 2006, the Company successfully negotiated settlement of its outstanding debt in exchange for restricted common shares of the Company and the Company converted the notes payable totaling $43,131 and related accrued interest of $7,258 for 100,631 shares of common stock.

Liquidity and Capital Resources

As of December 31, 2006, the Company had $400 in cash and no other assets.  Liabilities were $10,982 as of December 31, 2006 and consisted of $8,739 in accounts payable, $2,243 in advances payable – related party.  Further, management will attempt to raise capital for its current operational needs through loans from related parties, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for extension of outstanding notes or an infusion of capital, and there are no assurances to that effect. Moreover, the Company’s need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful.

Factors Affecting Business, Operating Results and Financial Condition

An investment in the shares of our common stock involves a substantial risk of loss.  You should carefully read this entire report and should give particular attention to the following risk factors.  You should recognize that other significant risks may arise in the future, which we cannot foresee at this time.  Also, the risks that we now foresee might affect us to a greater or different degree than expected.  There are a number of important factors that could cause our actual results to differ materially from those indicated by any forward-looking statements in this document.  These factors include, without limitation, the risk factors listed below and other factors presented throughout this document and any other documents filed by us with the Securities and Exchange Commission.

Risks Related to the Company

We are an early stage company with a limited operating history and no significant revenues.

We were incorporated in November 2005 and only started shipping dispensers and cartridges in January 2006.  Our operations are subject to all of the risks inherent in the establishment of a new business enterprise.  The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and all delays frequently encountered in connection with the formation of a new business, the commencement of operations and the competitive environment in which we intend to operate.  See our Financial Statements for the period from November 16, 2005 (inception) to September 30, 2006.  Our ability to implement a successful business plan remains unproven and no assurance can be given that we will ever generate sufficient revenues to sustain our business or make a profit.

As a newly-formed corporation, we have had very limited operations to date and expect to incur losses in the near future.  We will require additional financing to sustain our operations and without it we may not be able to continue our operations.

We are a newly-formed corporation and, as such, we have little revenue and anticipate that we will continue to incur losses and negative cash flow for the foreseeable future.  We believe that we will need to raise at least an aggregate of $3 million of financing in order to have sufficient financial resources to fund our operations for the next 12 months because we will likely be running a cash flow deficit for at least the next 12 months.  The independent accountants for Avasoft-California have issued a going concern qualification in our financial statements as of and for the period ended September 30, 2006.  Since we recently commenced operations, we may not foresee all developments and problems that may occur and the amount of time and capital required to become profitable and cash flow positive. We may need additional funds to continue our operations, and such additional funds may not be available when required, or that such funding, if available, will be obtained on terms favorable to or affordable by us.

To date, we have financed our operations through equity and debt financing.  Our ability to arrange future financing from third parties will depend upon our perceived performance and market conditions.  Our inability to raise additional working capital at all or to raise it in a timely manner would negatively impact our ability to fund our operations, to generate revenues, and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately forcing us to go out of business. Should this occur, the value of our common stock could be adversely affected, and investors could lose your entire investment.

We have engaged in transactions with a company owned by four individuals who are directors, officers and shareholders.

As a result of the licensing agreement and subsequent acquisition of Avalanche Products, Inc., that is owned and operated by Messrs.  Jim Wheeler, Terence Worley, Gabe Arechaederra, and Andy Wells, the Company has consolidated Avalanche in accordance with FIN 46R.  Each of these  individuals  is  a  director,  officer  and shareholder with respect to both us and Avalanche.

We have no committed sources of additional capital, if needed.

For the foreseeable future, we intend to fund our operations and capital expenditures from limited cash flow from operations, our cash on hand and the net proceeds from equity offerings. If our capital resources are insufficient, we will have to raise additional funds through equity or debt financing. We may need additional funds to continue our operations, pursue business opportunities (such as expansion, acquisitions of complementary businesses or the development of new products or services), to react to unforeseen difficulties or to respond to competitive pressures.  We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our expansion, successfully promote our current products, license new products or enhance our products and services, take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our business and the value of our common stock.  If we choose to raise additional funds through the issuance of equity securities, investors may experience significant dilution of their ownership interest, and holders of the additional equity securities may have rights senior to those of the holders of our common stock.  If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions.

In order to purchase equipment or fund operations, Avasoft may issue additional debt instruments or preferred stock, which will have a senior claim on the assets of Avasoft in the event of a sale of assets. Debt service may cause a strain on our cash flow and impair our business operations.

We have only limited proven commercial products.

At present, we offer only ice cream products, of which we have only five flavors. While we intend to offer additional frozen dessert products, we can not guarantee that we will be able to do so. Moreover, the commercial acceptance of our existing product offering is still undetermined, as our sales efforts only began in January 2006 and we have sold only 20,000 cases of product.

We are dependent for our success on a few key executive officers. Our inability to retain those officers would impede our business plan and growth strategy, which would have a negative impact on our business and the value of your investment.

Our success depends on the skills, experience and performance of key members of our management team. We are heavily dependent on the continued services of James Wheeler, our Chief Executive Officer. We currently have long-term employment agreements with each of the members of our senior management team. If the services of key employees or contractors were to become unavailable to the Company, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company.  There is no assurance that Mr. Wheeler will continue to be available to the Company, although the Company has entered into a three-year employment agreement with him expiring in 2009.  Although we intend to issue stock options or other equity-based compensation to attract and retain employees, such incentives may be insufficient to attract and retain key personnel.

We are also dependent for our success on our ability to attract and retain technical personnel, sales and marketing personnel and other skilled management.

Our success depends to a significant degree upon our ability to attract, retain and motivate highly skilled and qualified personnel. Failure to attract and retain necessary technical personnel, sales and marketing personnel and skilled management could adversely affect our business. If we fail to attract, train and retain sufficient numbers of these highly qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected.

Our business is dependent upon proprietary intellectual property rights, including rights licensed from third parties, over whom we have no control.

We do not own the patent rights that cover our product.  We license these patent rights from Ezee Whip Ltd., a third party over whom we have no control.  Our license rights may be diluted or compromised if they fail to vigorously pursue patent infringement actions.  In addition, we will lose exclusivity to our  license if we fail to pay Ezee Whip certain minimum royalty payments.  Our competitive advantage would be lost if these patents were found to be invalid in the jurisdictions in which we sell or plan to sell our products.  In addition, our revenues would be materially adversely affected if our licensed intellectual property were found to infringe the intellectual property rights of others.  No assurance can be given that any measure we implement will be sufficient to protect our intellectual property rights.  If we cannot protect our rights, we may lose our competitive advantage.  There is no assurance that any of these protections can be maintained or that they will afford us a meaningful competitive advantage.  Moreover, if it is determined that our products infringe on the intellectual property rights of third parties, we may be prevented from marketing our products.

Although we have the exclusive patent license for North America, there is the possibility of competition from Unilever.  Ezee Whip has agreed it will not prosecute a patent infringement action against Unilever should it sell products implementing the patent in North America.  We believe that Unilever has no intention of entering into the United States market during the next three to four years, and that we have created other significant barriers to entry for the soft-serve cartridge in the United States.  Since Unilever has significantly greater resources than we do, its entry into the United States market would have a material adverse effect on our revenue and likely force us to decrease our margins.

We are reliant upon macroeconomic factors that may effect the distribution of and demand for our product.

In addition to a general downturn in the economy and the reduction of discretionary spending, we may be affected by the increased price of commodities.  If petroleum prices continue to rise, we may be faced with increased shipping costs.  Such increases will likely also increase the cost of product ingredients and production materials, namely the cost of our ice cream cartridges and dispensers.  If milk prices increase, we would be faced with increased production costs.  These costs may affect our margins as we may be unable to pass along many of these increased costs to our customers.

We are heavily reliant on our suppliers and manufacturers, over whom we have no control.

We rely upon our three main manufacturing partners, Boehm, Norse and our regional dairies, for the production of our dispensers, cartridges and ice cream product.  If these manufacturers were unable to produce or ship their respective products in a timely manner, including as a result of lack of raw materials, labor disruption or inability to meet quality standards, it could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.  Although we have formal agreements with each of these third party manufacturers through an affiliate, there is no assurance that Norse and/or Boehm will be able to satisfy its obligation throughout the term of such contract.  We have established no additional relationships in these necessary areas of our business. Should any of these companies go out of business, or become subject to financial difficulty, we may not be able to secure relationships with new product providers. Moreover, we or our partners may fall in breach of our existing agreements, meaning we could lose these existing relationships.  The loss of any of these manufacturers and the failure to adequately replace them would have a material adverse effect on our business, financial condition and results of operations.

We face intense competition, including competition from companies with significantly greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed.

The soft serve ice cream industry is highly competitive with competitor experience ranging from well-established manufacturers to innovative start-ups but with little brand recognition or differentiation.   A number of our competitors have significantly greater financial, technological, engineering, manufacturing, marketing and distribution resources than we do. Their greater capabilities in these areas may enable them to compete more effectively on the basis of price and production and more quickly develop new products and technologies.  We may also face competition from U.S. companies that market competing “one-shot” systems, dipping cabinets, soft serve ice cream machines, novelty ice cream, retail ice cream, frozen yogurt, non-dairy frozen desserts, and non-frozen snack foods such as popcorn (theaters), candy or soft drinks.  We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, which would adversely impact the trading price of our common stock.

Our business is reliant upon favorable weather conditions.

Because we offer a frozen dessert product, we are heavily reliant upon warm climates, especially in our primary markets. Should negative climatic conditions occur in these areas, we may suffer a lack of consumer demand and reduced sales figures.  Moreover, our business is in large part subject to seasonality and may incur significant slow-downs over several periods within the calendar year.

The U.S. government may place regulatory mandates or limitations on the ice cream market.

While we are not directly subject to the rules and regulations of the USDA or Healthy Safety Board, we are greatly affected by certain governmental mandates that may affect our market. Dairies who supply the ice cream are subject to FDA and USDA regulations.  Our business may be detrimentally affected by the imposition of more stringent nutritional guidelines for school programs or by new labeling and/or packaging requirements for general market distribution.

Our business could be greatly affected by issues related to the shipping and transportation of our dispensers and product.

Because delivery of our product relies significantly on the reliability of shipping agents and temperature concerns, we subject ourselves to product liability issues during the delivery process.  Any disruption in the delivery process, such as union strikes by truckers, or the ability to temper products at delivery, may harm our relationships with our clients.

Our dairy products have perishability and inventory-related risks.

Dairy products, such as ice cream, are highly perishable and must be transported timely and efficiently within a precise temperature range. As a result, the Company is always subject to risk of spoilage or contamination of its dairy products. In addition, our dairy suppliers that fill the soft serve cartridges may be subject to claims for damages if contaminated food causes injury to consumers.  In addition, the delivery of contaminated or spoiled food could adversely effect the Company's reputation and have an adverse material effect on the Company's business, operations and finances.  In addition, dairy products have a limited shelf life. Because it is not practicable to hold excess inventory of perishable products, the Company's results of operations are partly dependent on its ability to accurately forecast its near-term sales in order to adjust its supply of products accordingly. Failure to accurately forecast product demand could result in the Company either being unable to meet higher than anticipated demand or producing excess inventory that cannot be profitably sold. The inability of the Company to meet higher than anticipated demand or excess production could have a material adverse effect on the Company's business, operations and finances.

Changing consumer preferences and dietary concerns may limit demand for our product and negatively affect our revenue.

As is the case with other companies marketing dairy products, the Company is subject to changing consumer preferences and nutritional and health-related concerns.   The Company believes that minimal processing and the absence of preservatives, additives, artificial sweeteners or artificial flavorings increases the attractiveness of its products to consumers.  The Company has not, however, sought to certify its products, such as the fat, cholesterol, calorie, sodium and lactose content of such products, as well as by a desire of certain consumers to purchase certified organic products.  The Company could become subject to increased competition from companies whose products or marketing strategies address these consumer concerns.

Dietary trends are in a constant state of flux and cause consumers to adjust eating habits as nutritional data and reports are constantly presented to the market. The Company may be adversely affected by any new data that presented negative statistics regarding the consumption of ice cream and related frozen dessert products.  Should new data show deleterious effects associated with the consumption of ice cream, demand for our product may be substantially reduced.

We could be adversely affected by diseases or epidemics that have an impact on the dairy market.

While our production partners undertake the strictest of health and safety controls, it is possible that foreign organisms can enter the production cycle and greatly affect the quality and safety of our product. Moreover, we could be faced by an epidemic-based infliction to the bovine industry, which would detrimentally affect the perception of the dairy industry and impede our ability to sell our product.

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Other than our Chief Financial Officer, the rest of our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act of 2002.  Such responsibilities include complying with Federal securities laws and making required disclosures on a timely basis.  Our senior management may not be able to implement and affect programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. Our failure to do so could lead to the imposition of fines and penalties and further result in the deterioration of our business.

New rules, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain listing of our common stock.

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the recent and currently proposed changes in the rules and regulations which govern publicly-held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on the board of directors. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in the issuance of a series of new rules and regulations and the strengthening of existing rules and regulations by the SEC. Further, certain of these recent and proposed changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business could be adversely affected.

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. We, like all other public companies, would then incur additional expenses and, to a lesser extent, diversion of our management’s time in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal controls over financial reporting.  We have not evaluated our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC.  We have never performed the system and process evaluation and testing required in an effort to comply with the management assessment and auditor certification requirements of Section 404, which will initially apply to us as of January 1, 2007.  Our lack of familiarity with Section 404 may unduly divert management’s time and resources in executing the business plan.  If, in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

If we are unable to obtain adequate insurance, our financial condition could be adversely affected in the event of uninsured or inadequately insured loss or damage. Our ability to effectively recruit and retain qualified officers and directors could also be adversely affected if we experience difficulty in obtaining adequate directors’ and officers’ liability insurance.

Our ice cream is designed for human consumption.  Although we currently have property insurance, and liability insurance, we may not be able to obtain all insurance policies that would adequately insure our business and property against damage, loss or claims by third parties from adverse judgments against us. To the extent our business or property suffers any damages, losses or claims by third parties, which are not covered or adequately covered by insurance, our financial condition may be materially adversely affected.   We may be unable to maintain sufficient insurance as a public company to cover liability claims made against our officers and directors. If we are unable to adequately insure our officers and directors, we may not be able to retain or recruit qualified officers and directors to manage the Company.

Limitations on director and officer liability and indemnification of our officers and directors by us may discourage stockholders from bringing suit against a director.

Our articles of incorporation and bylaws provide, with certain exceptions as permitted by governing state law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director. In addition, our articles of incorporation and bylaws may provide for mandatory indemnification of directors and officers to the fullest extent permitted by governing state law.

MARKET RISKS

Our common stock may be thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Prior to and since the Share Exchange, our common shares have had little and no trading volume on the OTC Bulletin Board.  Through this Share Exchange, Avasoft essentially became public without the typical initial public offering procedures which usually include a large selling group of broker-dealers who may provide market support after going public.  Thus, we will be required to undertake efforts to develop market recognition for us and support for our shares of common stock in the public market.  The price and volume for our common stock sufficient for public companies cannot be assured.  The number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent.  This situation may be attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days, weeks, months, or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give an investor any assurance that a broader or more active public trading market for our common stock will develop or be sustained.  While we are trading on the OTC Bulletin Board, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending Bulletin Board stocks because they are considered speculative, volatile and thinly traded.

The application of the “penny stock” rules to our common stock could limit the trading and liquidity of the Common Stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

As long as the trading price of our common stock is below $5 per share, the open-market trading of our common stock will be subject to the “penny stock” rules, unless we otherwise qualify for an exemption from the “penny stock” definition.  The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations, if they apply, require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale.  These regulations may have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities.

The market price for our common stock may be particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price.

The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price could continue to be more volatile than a seasoned issuer for the indefinite future.  The potential volatility in our share price is attributable to a number of factors.  First, as noted above, our shares of common stock may be sporadically and thinly traded.  As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction.  The price for our shares could, for example, decline precipitously in the event that a large number of our shares of common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.  Second, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products.  As a consequence of this enhanced risk, more risk averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.  Many of these factors will be beyond our control and may decrease the market price of our common shares, regardless of our operating performance.  We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time.

In addition, the market price of our common stock could be subject to wide fluctuations in response to:

•

quarterly variations in our revenues and operating expenses;

•

announcements of new products or services by us;

•

fluctuations in interest rates;

•

significant sales of our common stock, including “short” sales;

•

the operating and stock price performance of other companies that investors may deem comparable to us; and

•

news reports relating to trends in our markets or general economic conditions.

The stock market in general, and the market prices for penny stock companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies.  These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.  The occurrence of these patterns or practices could increase the volatility of our share price.

We do not expect to pay dividends for the foreseeable future, and we may never pay dividends.

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.  We have never paid dividends in the past.  Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by state law.  Accordingly, investors must rely on sales of their Common Stock after price appreciation, which may never occur, as the only way to realize their investment.

Our operating results may fluctuate significantly, and these fluctuations may cause our common stock price to fall.

Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter.  You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance.  Factors that may affect our quarterly results include:

•

market acceptance of our products and technologies and those of our competitors;

•

speed of commercialization of our early stage, state-of-the-art designs and developments;

•

our ability to attract and retain key personnel; and

•

our ability to manage our anticipated growth and expansion.

Our executive officers, directors and insider stockholders own or control at least  36% of our outstanding common stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company.  Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in you receiving a premium over the market price for your Shares.

We estimate that approximately 36% of our outstanding shares of common stock is owned and controlled by a group of insiders, including our directors and executive officers.  Such concentrated control of the Company may adversely affect the price of our common stock.  Our principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations.  Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval.  These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.  In addition, certain provisions of Nevada law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us.  Accordingly, the existing principal stockholders together with our directors and executive officers will have the power to control the election of our directors and the approval of actions for which the approval of our stockholders is required.  If you acquire Shares, you may have no effective voice in the management of the Company.

Future sales of our equity securities could put downward selling pressure on our securities, and adversely affect the stock price.  There is a risk that this downward pressure may make it impossible for an investor to sell his securities at any reasonable price, if at all.

Future sales of substantial amounts of our equity securities in the public market, or the perception that such sales could occur, could put downward selling pressure on our securities, and adversely affect the market price of our common stock.

Recent Changes in Securities

Unless otherwise noted all Securities were sold or offered without registration in reliance on the exemption provided by Section 4(2) and/or Rule 506, Regulation D and/or Regulation S of the Securities Act.  No broker was involved and no commissions were paid in any transaction.

In October, the Company issued an additional 30,700 shares of restricted common stock due to rounding up fractional and/or round lots as a result of the 40 to 1 reverse split.  The Company also issued 1,875 post reverse split shares of restricted common stock to an individual for services valued at $1,500.

On December 2006, the Company issued 15,000 shares to HTS Leasing Company, which is jointly owned by Robert C. and Jacque Taylor as compensation for services on the board of directors for 2006.

In December 2006, the Company issued the following shares of restricted common stock in order to retire outstanding debt:

Name	Number of Shares	Debt

Seaport Management Group	14,500	$14,500 and accrued interest

HTS Leasing Company	17,131	$17,131 and accrued interest

Tryant, LLC	6,500	$6,500 and accrued interest

Craig Littler	62,500	$5,000 and accrued interest

Subsequent to the date of this report, on February 9, 2007 Tryant, LLC converted certain debt obligations of approximately $9,500 into 235,780 shares of our common stock.  The issuance of our Shares to Tryant was exempt from registration under the Securities Act pursuant to Section 4(2) and/or Regulation D thereof.

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

Item 8B.  Other Information

There are no further disclosures. No information was required to be disclosed in a Form 8-K during the fourth quarter, 2006.

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

On October 23, 2006, Mr. Crandall and Ms. Taylor resigned as Directors and assumed the responsibilities of Treasurer and Secretary respectively.

Name	Age	Positions	Since

Robert C. Taylor	73	CEO, CFO and Director	January 2002

M. Gary Crandall	75	Treasurer	January 2002

Jacque Taylor	62	Secretary	January 2005

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

In connection with the Exchange Transaction, effective February 9, 2007, Mr. Taylor resigned as Chief Executive Officer, Chief Financial Officer and sole Director of the Company,

On February 9, 2007, the Board of Directors, appointed James Wheeler as Chief Executive Officer and a Director, and Robert Duncan as Chief Financial Officer and a Director.  The Board of Directors also appointed Terence Worley as a new Director on the Board.  Art Morley and John Quereto were appointed as Vice President and Chief Operating Officer, respectively.

The following table summarizes the Company's current executive officers and directors:

Name	Age	Position
James Wheeler	43	Chief Executive Officer and Director
Robert Duncan	48	Chief Financial Officer and Director
Terence Worley	42	Director
Art Morley	59	Vice President
John Quereto	38	Chief Operating Officer

James Wheeler, Chief Executive Officer and Director

Mr. Wheeler founded Avasoft in November 2005 and has been its Chief Executive Officer since then. Mr. Wheeler has been an executive for numerous years in the food service industry, managing both product and food equipment development and marketing. This includes establishing distributor and broker networks and directing their marketing efforts. He is experienced in negotiations with large national and international accounts. Mr. Wheeler has been granted numerous U.S. patents and subsequently brought those products to market as a president or vice president of several start-up firms.  From December 2003 to the present, he has served as President of Avalanche Products, Inc.  From December 1999 to December 2003, he worked as the President of Pinnacle Equipment, a food equipment company.

Art Morley – Vice-President Sales

Mr. Morley joined Avasoft as its President in January 2006.  From January 2004 to December 2005,  he served as the President of TruServe Products, Inc., a start-up food service organization, and implemented a segmented marketing plan aimed at the convenience store, education and military sectors.   He served in various positions at Nabisco Foods from 1972 to January 2004, most recently as a National Account Manager.  Mr. Morley has been a sales management professional for over two decades, with expertise in business development and account management. He has a strong background in consumer foods and national brands from his employment at Kraft/Nabisco for more than 20 years.  He assumed key roles in the Kraft/Nabisco organization, managing U.S. sales from Chicago to the West Coast including distribution of all Kraft/Nabisco products.  Mr. Morley is knowledgeable in operations, human resources, budgeting, staff supervision and broker relations.

Robert Duncan – Chief Financial Officer and Director

Mr. Duncan has ten years’ experience as Chief Financial Officer, including time spent in both private and publicly traded companies.  He has served as our Chief Financial Officer since January 2006.  He also serves as Chief Executive Officer of Starpoint Strategies, Inc., a management consulting services company,  from July 2001 to the present.  He was the Senior Vice President of Finance at IMetrikus, Inc. from March 1999 to July 2001.  He has also guided several companies through the process of going public.  Mr. Duncan’s most notable public company experience was his role as Chief Financial Officer of AdForce, a $1.4 billion company purchased and brought private by CMGI during his tenure.  Mr. Duncan also spent six years at Deloitte & Touche, where he acted as Senior Manager and Senior Consultant, focusing on compensation and incentive programs. Mr. Duncan’s unique background and certifications have led to several roles in law, finance, accounting, tax and human resources, and represent both breadth and depth of experience in general business knowledge. Mr. Duncan received his B.S. degree, accounting and international relations, from Brigham Young University, his M.B.A and MIM degrees from the American Graduate School of Business, and his J.D. degree from Pepperdine University. Mr. Duncan is a member of the State Bar of California and is a licensed C.P.A. in California and Texas.

John Quereto – Chief Operating Officer

Mr. Quereto served in the operations & finance group of Pinnacle Entertainment from May 2001 to July 2003.  From July 2003 to the present he has served as a consultant to Expressworks International, a business consulting firm.  Mr. Quereto has managed and organized the launching of a diverse group of new products in cross-industry experiences. He has experience in both small start-up enterprises, as well as Fortune 100 companies.  A large portion of Mr. Quereto’s career was spent during his six-year tenure at Accenture. Mr. Quereto has also previously worked with Mr. Wheeler, as Chief Operating Officer of Pinnacle Equipment, where he demonstrated his ability to create and run a streamlined, efficient and customer-responsive organization. Mr. Quereto received his B.S. degree, psychology and business, from Brigham Young University and his Master’s of Organizational Behavior from the Marriott School.

Board and Committee Meetings

In the fiscal year ended December 31, 2006, the board of directors of the Company met four times and acted by written consent once. There are no standing committees of the board of directors. Due to the fact the Company has no active operations and its assets consist entirely of a nominal amount of cash, the board of directors determined that it is not necessary or practical for the Company to establish an audit committee, recruit a financial expert to serve on the board, or adopt a code of ethics applicable to its chief executive and financial officers.

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

Item 10. Executive Compensation Discussion and Analysis

During the fiscal years ended December 31, 2006, 2005, and 2004, no officer or director received any direct or indirect compensation for services rendered on behalf of the Company, except that M. Gary Crandall was issued 25,000 pre-split shares in 2005 valued at $25 and 1,875 post split shares in 2006 valued at $1,500 and Robert C. Taylor and Jacque Taylor each received 7,500 shares for their services on the Board of Directors for 2006. The shares were issued to HTS Leasing Company, which is jointly owned by Robert C. and Jacque Taylor.  The Company has no agreement or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services.

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended December 31, 2006 and 2005.  The following table summarizes all compensation for fiscal years 2006 and 2005 received by our Chief Executive Officer or President, and all officers who earned more than $100,000 in fiscal year 2006.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Robert Taylor President and Chief Financial Officer	2006	--	--	--

There were no outstanding stock or option awards granted to our executive officers during the last fiscal year.

Director Compensation

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2006.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)

Robert Taylor		$12,000					$12,000

Jacque Taylor		$12,000					$12,000

Gary Crandall		$1,500					$1,500

(1)  For awards of stock, the aggregate grant date fair value computed in accordance with FAS 123R. This includes 15,000 stock awards issued to HTS Leasing Company, an entity jointly owned by Robert Taylor and Jacque Taylor in December 2006 and 1,875 shares issued to Mr. Crandall on September 25, 2006.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February 9, 2007, certain information regarding the ownership of the Company’s capital stock by the following persons on such date: each of the directors and executive officers, each person who is known to be a beneficial owner of more than 5% of any class of our voting stock, and all of our officers and directors as a group. Unless otherwise indicated below, to our knowledge, all persons listed below had sole voting and investing power with respect to their shares of capital stock, except to the extent authority was shared by spouses under applicable community property laws.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of February 9, 2007 were deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person, and was based on 1,210,000 shares of the Common Stock issued and outstanding as of February 9, 2007.

Title of Class	Name and Address Of Beneficial Owners (1)	Amount and Nature Of Beneficial Ownership	Percent Of Class
Common Stock	Robert Taylor	69,631	5.8%
	Jacque Taylor	69,631	5.8%
	Gary Crandall	2,500	*
	Tryant, LLC (2)	256,500	21.2%
	Gary Littler	500,000	41.32%
	All officers and directors as a group (3 persons)	141,762	11.7%

 __________

(1)	Unless otherwise noted, the address for each of the named beneficial owners and directors and officers is 620 East 395 South, Salt Lake City, Utah 84107.

(2)	The address for Tryant LLC is 1608 W. 2225 S., Woods Cross, Utah 84087. The natural person with voting and investment power with respect to the securities is Jeff Jenson.

SECURITY OWNERSHIP OF BENEFICIAL OWNERSHIP AND MANAGEMENT AFTER THE SHARE EXCHANGE

The following table sets forth information as of February 10, 2007 with respect to the beneficial ownership of the outstanding shares of Company’s capital stock immediately following the Share Exchange by (i) each person known by Registrant who will beneficially own five percent (5%) or more of the outstanding shares; (ii) the officers and directors who will take office as of the effective date of the Share Exchange; and (iii) all the aforementioned officers and directors as a group.

Title of Class	Name and Address Of Beneficial Owners (1)	Amount and Nature Of Beneficial Ownership	Percent Of Class (2)
Common Stock	James Wheeler	4,703,030	31.0%
	Art Morley	30,000(3)	*
	Robert Duncan	0	0
	John Quereto	15,000(3)	*
	Terence Worley	707,071	4.6%
	All officers and directors as a group (4 persons) - Ownership of Common Stock	5,410,101	35.9%

 ___________

*	Less than one percent.

(1) Unless otherwise noted, the address for each of the named beneficial owners is: 2206 Plaza Drive, Suite 100, Rocklin, California 95765.  Unless otherwise indicated, beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Exchange Act and generally includes voting and/or investment power with respect to securities. Shares of common stock subject to options or warrants that are currently exercisable or exercisable within sixty days of the date of this offering memorandum are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership set forth in the above table, unless otherwise indicated.

(2) The calculations of percentage of beneficial ownership are based on 15,148,315 shares of common stock outstanding as of February 10, 2007.

(3) Consists of common stock underlying warrants that are exercisable within 60 days of February 12, 2007.

Item 12.  Certain Relationships and Related Transactions.

In December 2006, the Company issued 14,500 shares of restricted common stock to Seaport Management Group, a company owned by Sylvia Newman, to retire outstanding debt and 17,131 shares of restricted common stock to HTS Leasing Company, also to retire outstanding debt.  HTS Leasing Company is owned and controlled by Robert C. Taylor, an officer and director of the Company.

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

Item 13.  Exhibits.

Exhibit #	Title	Location

3.1	Articles of Incorporation	*

3.1a	Amendment to Articles of Incorporation	**

3.2	Bylaws	*

31.1	Certification of the Principal Executive Officer pursuant to	Attached
Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to	Attached
Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to	Attached
U.S.C. Section 1350 as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002***

32.2	Certification of the Principal Financial Officer pursuant to	Attached
U.S.C. Section 1350 as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002***

*

Incorporated by reference. Filed as exhibit to Form 10-KSB filed February 23, 2001

**

Incorporated by reference.  Filed as exhibit to Form 14C filed August 28, 2006

***

The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 14.  Principal Accountant Fees and Services.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statement and review of financial statements included in the Company’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $4,140 for fiscal year ended 2005 and $6,360 for fiscal year ended 2006.

Audit-Related Fees

There were no fees for other audit related services for fiscal years ended 2005 and 2006.

Tax Fees

Fees for tax compliance, tax advice and tax planning for the fiscal year 2005 was $250 and $250 for 2006.

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

VENTURES-UNITED, INC.

Date: April 16, 2007

/s/ James Wheeler

James Wheeler

Chief Executive Officer

Date: April 16, 2007

/s/ Robert Duncan

Robert Duncan

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James Wheeler

By: /s/ Robert Duncan

James Wheeler, Director

Robert Duncan, Director

Date: April 16, 2007

Date: April 16, 2007

By: /s/ Terence Worley

Terence Worley, Director

Date: April 16, 2007

AVASOFT, INC.
(Formerly Ventures-United, Inc.)

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2006

AVASOFT, INC.
(Formerly Ventures-United, Inc.)

[A Development Stage Company]

CONTENTS

PAGE

Report of Independent Registered Public Accounting Firm	F-3

Balance Sheet, December 31, 2006	F-4

Statements of Operations, for the years
ended December 31, 2006 and 2005
and from inception on February 10, 1986
through December 31, 2006	F-5

Statement of Stockholders' Equity (Deficit),
from inception on February 10, 1986
through December 31, 2006	F-6 – F-9

Statements of Cash Flows, for the years
ended December 31, 2006 and 2005
and from inception on February 10, 1986
through December 31, 2006	F-10 – F-11

Notes to Financial Statements	F-12 – F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

AVASOFT, INC.

(Formerly Ventures-United, Inc.)

Salt Lake City, Utah

We have audited the accompanying balance sheet of Avasoft, Inc. (formerly Ventures-United, Inc.) [a development stage company] as of December 31, 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2006 and 2005 and for the period from inception on February 10, 1986 through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avasoft, Inc. (formerly Ventures-United, Inc.) as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period from inception on February 10, 1986 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Avasoft, Inc. (formerly Ventures-United, Inc.) will continue as a going concern. As discussed in Note 6 to the financial statements, Avasoft, Inc. has incurred losses since its inception and has not yet established profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

March 2, 2007

Salt Lake City, Utah

AVASOFT, INC.
(Formerly Ventures-United, Inc.)

[A Development Stage Company]

BALANCE SHEET

ASSETS
December 31,
2006

CURRENT ASSETS:
Cash	$400
Prepaid assets	-

Total Current Assets	400

$400

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$8,739
Advances payable – related party	2,243

Total Current Liabilities	10,982

Total Liabilities	10,982

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
10,000,000 shares authorized,
0 shares issued and outstanding	-

Common stock, $.001 par value,
100,000,000 shares authorized,
1,210,006 shares issued and
outstanding	1,210
Capital in excess of par value	1,480,625
Deficit accumulated during the
development stage	(1,492,417)

Total Stockholders' Equity (Deficit)	(10,582)

$400

The accompanying notes are an integral part of these financial statements.

AVASOFT, INC.
(Formerly Ventures-United, Inc.)

[A Development Stage Company]

STATEMENTS OF OPERATIONS

			From
			Inception on
	For the		February 10,
	Year Ended		1986, Through
	December 31,		December 31,
	2006	2005	2006

REVENUE	$-	$-	$-

COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

EXPENSES:
General and administrative	32,061	12,653	1,486,659

LOSS BEFORE OTHER INCOME (EXPENSE)	(32,061)	(12,653)	(1,486,659)

OTHER INCOME (EXPENSE)
Interest expense - related party	(2,159)	(1,874)	(7,258)
Other income	-	-	1,500

Total Other Income (Expense)	(2,159)	(1,874)	(5,758)

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(34,220)	(14,527)	(1,492,417)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

NET LOSS	$(34,220)	$(14,527)	$(1,492,417)

LOSS PER COMMON SHARE	$(.03)	$(.02)

The accompanying notes are an integral part of these financial statements.

AVASOFT, INC.
(Formerly Ventures-United, Inc.)

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON FEBRUARY 10, 1986

THROUGH DECEMBER 31, 2006

				Deficit
				Accumulated
	Common Stock		Capital in	During the
			Excess of	Development
	Shares	Amount	Par Value	Stage

BALANCE, February 10, 1986	-	$-	$-	$-

Issuance of common stock for cash
at $.60 per share	175,000	175	104,825	-

Issuance of common stock for services
rendered at $4.00 per share	25,000	25	99,975	-

Issuance of common stock from conversion
of warrants at $4.00 per share	3,000	3	11,997	-

Issuance of common stock for marketing and
manufacturing rights at $30 per share	31,675	32	950,218	-

Issuance of common stock for equipment
at $30 per share	3,295	3	98,838	-

Issuance of common stock to acquire American
Financial Systems at $30 per share	5,000	5	149,995	-

Stock offering costs	-	-	(31,065)	-

Net loss from inception on February 10, 1986
through December 31, 1996	-	-	-	(1,386,592)

BALANCE, December 31, 1996	242,970	243	1,384,783	(1,386,592)

Contributed capital for expenses	-	-	1,566	-
[Continued]

[Continued]				Deficit
				Accumulated
	Common Stock		Capital in	During the
			Excess of	Development
	Shares	Amount	Par Value	Stage
Net loss for the year ended December 31, 1997	-	-	-	(100)

BALANCE, December 31, 1997	242,970	243	1,386,349	(1,386,692)

Net loss for the year ended December 31, 1998	-	-	-	(165)

BALANCE, December 31, 1998	242,970	243	1,386,349	(1,386,857)

Issuance of common stock for cash at
$.04 per share	500,000	500	19,500	-

Canceled shares of common stock at
$.04 per share	(25,000)	(25)	(975)	-

Net loss for the year ended December 31, 1999	-	-	-	(11,540)

BALANCE, December 31, 1999	717,970	718	1,404,874	(1,398,397)

Canceled shares of common stock at
$.08 per share in January 2000	(34,970)	(35)	(2,763)	-

Issuance of common stock for services
rendered at $.04 per share in September
2000	3,175	3	124	-

Issuance of common stock for cash at $.04
per share in December 2000	125,000	125	4,875	-

Net loss for the year ended December 31, 2000	-	-	-	(8,324)

BALANCE, December 31, 2000	811,175	811	1,407,110	(1,406,721)

Net loss for the year ended December 31, 2001	-	-	-	(8,945)

BALANCE, December 31, 2001	811,175	811	1,407,110	(1,415,666)
[Continued]

[Continued]
				Deficit
				Accumulated
	Common Stock		Capital in	During the
			Excess of	Development
	Shares	Amount	Par Value	Stage
Net loss for the year ended December 31, 2002	-	-	-	(9,158)

BALANCE, December 31, 2002	811,175	811	1,407,110	(1,424,824)

Net loss for the year ended December 31, 2003	-	-	-	(9,023)

BALANCE, December 31, 2003	811,175	811	1,407,110	(1,433,847)

Net loss for the year ended December 31, 2004	-	-	-	(9,823)

BALANCE, December 31, 2004	811,175	811	1,407,110	(1,443,670)

Issuance of common stock for services
rendered at $.04 per share in January 2005	625	1	24	-

Issuance of common stock for cash at $.04
per share in August 2005	250,000	250	9,750	-

Net loss for the year ended December 31, 2005	-	-		(14,527)

BALANCE, December 31, 2005	1,061,800	1,062	1,416,884	(1,458,197)

Shares issued for services	16,875	17	13,483

Fractional shares issued
at 40 for 1 reverse stock split
in September 2006	3,224	3	(3)

Shares issued in conjunction
with reverse stock split whereas
no shareholder was left
with less than 100 shares	27,476	27	(27)

Shares issued to retire debt
38,131 shares at $1.18 per share	38,131	38	45,107

[Continued]
				Deficit
				Accumulated
	Common Stock		Capital in	During the
			Excess of	Development
	Shares	Amount	Par Value	Stage

62,500 shares at $.08 per share in
December 2006	62,500	63	5,181

Net loss for the year ended December 31, 2006	-	-		(34,220)

BALANCE, December 31, 2006	1,210,006	$1,210	$1,480,625	$(1,492,417)

The accompanying notes are an integral part of these financial statements.

AVASOFT, INC.
(Formerly Ventures-United, Inc.)

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

			From
			Inception on
	For the		February 10,
	Year Ended		1986, Through
	December 31,		December 31,
	2006	2005	2006

Cash Flows From Operating Activities:
Net loss	$(34,220)	$(14,527)	$(1,492,417)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash expenses paid by stock issuance	15,659	25	1,314,902
Changes in assets and liabilities:
(Increase) decrease in prepaid assets	-	-	-
Increase (decrease) in accounts payable	5,203	107	8,739
Increase in accrued interest - related party	-	1,874	5,099

Net Cash (Used) by Operating Activities	(13,358)	(12,521)	(163,677)

Cash Flows From Investing Activities	-	-	-

Net Cash Provided (Used) by
Investing Activities	-	-	-

Cash Flows From Financing Activities:
Advances from a related party	2,123	120	4,874
Contributed capital for expenses	-	-	1,566
Proceeds from convertible notes payable
- related party	11,500	2,000	40,500
Purchase and cancellation of shares	-	-	(3,798)
Proceeds from issuance of common stock	-	10,000	152,000
Stock offering costs	-	-	(31,065)

Net Cash Provided by Financing Activities	13,623	12,120	164,077

Net Increase (Decrease) in Cash	265	(401)	400

Cash at Beginning of Period	135	536	-

Cash at End of Period	$400	$135	$400

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities:

For the year ended December 31, 2006:

In December 2006, the Company issued 16,875 shares of common stock for services rendered having an approximate market value of $13,500.

In December 2006, a shareholder of the Company converted Notes Payable totaling 43,131 and related accrued interest of $7,258 for 100,631 shares of common stock

For the year ended December 31, 2005:

In January, 2005, the Company issued 625 shares of common stock for services rendered valued at $25.

AVASOFT, INC.
(Formerly Ventures-United, Inc.)

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Ventures-United, Inc. (“the Company”) was organized under the laws of the State of Utah on February 10, 1986 for the purpose of seeking a favorable business opportunity. On September 27, 2006 the Company changed its domicile to the State of Nevada. On February 27, 2007 the Company changed its name to Avasoft, Inc. The Company currently has no on-going operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company is currently seeking business opportunities or potential business acquisitions.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”, SFAS No. 123 (revised 2004), “Share-Based Payment”, SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” and SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, SFAS No. 156, “Accounting for the Servicing of Financial Assets”, SFAS No. 157, “Fair value Measurements”, and SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, were recently issued.  SFAS No. 151, 152, 153, 123 (revised 2004), 154, 155, 156, 157 and 158 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Reclassification - The financial statements for periods prior to December 31, 2006 have been reclassified to conform to the headings and classifications used in the December 31, 2006 financial statements.

AVASOFT, INC.
(Formerly Ventures-United, Inc.)

[A Development Stage Company]

NOTE 2 - CONVERTIBLE NOTES PAYABLE - RELATED PARTY

In December 2006, the Company retired all of its convertible notes with the issuance of common stock. See Note 3 - Recent Stock Issuances.

NOTE 3 - COMMON STOCK

Common Stock – The Company has authorized 100,000,000 shares of common stock with a par value of $.001 par value. At December 31, 2006, the Company had 1,210,006 shares of common stock issued and outstanding.

Reverse Stock Split – The Company effected a 40 to 1 reverse stock split on September 27, 2006, with no shareholder being reversed to less than a round lot of 100 shares.

Recent Stock Issuances – In December 2006, the Company issued 15,000 shares of its previously authorized but unissued common stock to an officer and director of the Company for services rendered, valued at $12,000 (or $.80 per share).

In December 2006, the Company issued 38,131 shares of its previously authorized but unissued common stock to retire $38,131 of debt and $7,014 of accrued interest. (or $1.18 per share)

In December 2006, the Company issued 62,500 shares of its previously authorized but unissued common stock to retire a $5,000 convertible note payable plus $244 of accrued interest payable to a stockholder of the Company (or $0.08 per share).

In September 2006, the Company issued 1,875 shares of its previously authorized but unissued common stock to an officer and director of the Company for services rendered valued at $1,500 (or $.80 per share).

In August 2005, the Company issued 250,000 shares of its previously authorized but unissued common stock for cash of $10,000 (or $.04 per share).

In January 2005, the Company issued 625 shares of its previously authorized but unissued common stock to an officer and director of the Company for services rendered, valued at $25 (or $.001 per share).

In December 2000, the Company issued 125,000 shares of previously authorized but unissued common stock for cash of $5,000.

In September 2000, the Company issued 3,175 shares of previously authorized but unissued common stock for services rendered, valued at $127 .

Stock Cancellation - In January 2000, the Company canceled 34,970 shares of common stock valued at $2,798 .

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation – During the year ended December 31, 2006, the Company issued 16,875 shares of its previously authorized but unissued common stock to officers and directors of the Company for services rendered, valued at $13,500 [See note 3].  During the year ended December 31, 2005, the Company issued 625 shares of its previously authorized

AVASOFT, INC.
(Formerly Ventures-United, Inc.)

[A Development Stage Company]

NOTE 4 - RELATED PARTY TRANSACTIONS [Continued]

but unissued common stock to an officer and director of the Company for services rendered, valued at $25.

Office Space – The Company does not have a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use their home as a mailing address, as needed, at no cost to the Company.

Advances – A shareholder of the Company advanced $2,243 to the Company.  The advance bears no interest and is due on demand.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  At December 31, 2006, the Company has available unused operating loss carryforwards of approximately $107,000, which may be applied against future taxable income and which expire in various years through 2026.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $36,000 and $22,700 as of December 31, 2006 and 2005, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $13,300 during the year ended December 31, 2006.

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

AVASOFT, INC.
(Formerly Ventures-United, Inc.)

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the
	Year Ended
	December 31,

	2006	2005

Loss from continuing operations available
to common stockholders (numerator)	$(34,220)	$(14,527)

Weighted average number of common
shares outstanding used in loss per share
during the period (denominator)	1,077,649	905,607

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

None.

NOTE 9 – SUBSEQUENT EVENTS

On February 9, 2007 a shareholder of the Company converted related party advances of $9,428 into 235,780 shares of Common Stock.

On February 9, 2007, Ventures-United executed a Share Exchange Agreement with Avasoft, Inc., a California corporation. Under the terms of the Share Exchange Agreement, Ventures-United issued 13,702,534 shares representing approximately 91% of the outstanding shares. Also issued at the February 9, 2007 closing (the "Closing"), were warrants, which warrants if exercised would convert into 3,745,000 shares, which 3,745,000 shares would increase the total issuance at closing to 17,447,534 shares, which would represent 93% of the outstanding shares of the Company's common stock at Closing.

Under the terms of the Share Exchange Agreement, Tryant, LLC (the "Majority Shareholder") will indemnify the reorganized Ventures-United and its shareholders against any subsequent

AVASOFT, INC.
(Formerly Ventures-United, Inc.)

[A Development Stage Company]

NOTE 9 - RELATED PARTY TRANSACTIONS [Continued]

loss, liability, claim, damage, or expense to which it or they may become subject arising out of or based on, among other things, (i) any breach of or inaccuracy in any of the representations and warranties or covenants or conditions made by the Company and/or existing Company Shareholders and (ii) any and all liabilities existing prior to the Closing.

As consideration for its indemnification and payment of certain of Ventures-United's outstanding liabilities, the Majority Shareholder (or its designees) was paid $510,000, issued a warrant to purchase 250,000 shares of the Company's common stock at $1.00 per share for 36 months, and issued 235,780 shares of common stock of Ventures-United.