Form 10QSB
period 2007-03-31
AVASOFT, INC.
filed 2007-05-21
CIK 789878

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2007

OR

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___ to ____

Commission File Number 000-32921

AVASOFT, INC.
(NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

NEVADA	20-3818537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2206 Plaza Drive, Suite 100 Rocklin, CA	95765
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (916) 771-0900

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes   ☒   No  ☐

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No  ☒

Number of shares outstanding as of May 31, 2007:  18,420,438 of 0.001 par value common shares.

Transitional Small Business Disclosure Format:  Yes  ☐    No  ☒

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AVASOFT, INC.

 CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2007

(unaudited)

AS OF
March 31, 2007
Current Assets
Cash and Cash Equivalents	$1,474,192
Accounts Receivable, net	170,763
Inventories	473,194
Prepaid Services	398,400
Deposits	225,794
Other Current Assets	41,629

Total Current Assets	2,783,972

Property and Equipment, net	44,011

Other Asset - Tooling Equipment	670,887

Total Assets	$3,498,870

Current Liabilities
Accounts Payable	$194,590
Accrued Payroll and Related Benefits	35,910
Accrued Royalties	103,945
Tooling Equipment Liability, current portion	96,000
Other Current Liabilities	35,893

Total Current Liabilities	466,338

Tooling Equipment Liability - Long Term Note Payable	523,957
Note Payable to Avalanche Shareholders - Related Party	1,300,000

Total Long-Term Liabilities	1,823,957

Commitments and Contingencies	-

Shareholders' Equity
Common stock, $0.001 par value, 30,000,000 shares authorized,
18,420,438 shares issued and outstanding	18,420
Additional Paid in Capital	7,794,028
Accumulated Deficit	(6,603,873)

Total Shareholders' Equity	1,208,575

Total Liabilities and Shareholders' Equity	$3,498,870

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVASOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2007 and 2006

(unaudited)

	March 31,	March 31,
	2007	2006

Revenues
Product Sales	$210,992	$43,700

Total Revenues	210,992	43,700

Cost of Goods Sold	225,631	58,180

Gross (Loss)	(14,639)	(14,480)

Operating Expenses
Payroll Expenses	536,298	202,360
Investor Relations	216,539	-
Administrative Expenses	201,279	26,677
Royalty Expenses	106,908	69,979
Marketing Expense	89,451	1,337
Research and Development	29,250	-

Total Operating Expenses	1,179,724	300,353

Loss from Operations	(1,194,364)	(314,833)

Other Income (Expense)
Interest Expense	(656,041)	-

Net Loss	$(1,850,405)	$(314,833)

Loss per Common Share - Basic and Diluted	$(0.10)	$(0.05)

Weighted Average Shares Outstanding - Basic and Diluted	18,212,647	6,000,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVASOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2007

(unaudited)

			Additional		Total
	Common Stock		Paid In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at Inception	-	-			-
Balance at January 1, 2007	11,815,888	$3,211,690	$1,941,854	$(4,553,468.00)	$525,016

Proceeds from private placement,
net of issuance costs	4,743,188	4,743	3,746,105	0	3,750,848

Recapitalization upon
Reverse Merger	1,445,780	(3,198,428)	2,688,428	-	(510,000)

Estimated fair value of warrants
issued for services	-	-	18,415	-	18,415

Compensation expense related to
stock options granted	-	-	84,059	-	84,059

Stock issued for interest	415,582	415	415,167	-	415,582

Acquisition of minority interest
in Subsidiary	-	-	(1,100,000)	(200,000)	(1,500,000)

Net Loss	-	-	-	(1,850,405)	(1,850,405)

Balance at March 31, 2007	18,420,438	$18,420	$7,794,028	$(6,603,873)	$1,008,575

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVASOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2007 and 2006

(unaudited)

	March 31, 2007	March 31, 2006
OPERATING ACTIVITIES
Net Loss	$(1,850,405)	$(314,833)
Adjustments to reconcile net loss
to net cash (used in) provided by operations:
Shares Issued for Interest Expense	415,582	-
Stock Based Compensation	102,474	-
Amortization of Shares Issued for Prepaid Services	132,800	-
Amortization of Debt Discount	75,060	-
Depreciation	8,147	733
Amortization	11,183	-
Changes in operating assets and liabilities:
Accounts Receivable	(166,055)	(14,150)
Inventory Assets	(195,036)	(33,573)
Deposits	(75,794)	-
Other Current Assets	(1,158)	(41,576)
Accounts Payable	(31,825)	14,009
Accrued Payroll	26,468	-
Accrued Royalties	103,945	-
Other Liabilities	8,376	-
Net cash used in Operating Activities	(1,436,238)	(389,390)

INVESTING ACTIVITIES
Purchases of Equipment	(8,140)	(30,831)
Payment to Acquire Shell Company	(510,000)	-
Net cash used in Investing Activities	(518,140)	(30,831)

FINANCING ACTIVITIES
Proceeds from Private Placement	3,750,848	-
Payment of Bridge Loans	(510,495)	-
Proceeds from Bridge Loans	-	450,000
Net cash provided by Financing Activities	3,240,353	450,000

Net cash increase for period	1,285,975	29,779

Cash at beginning of period	188,219	-
Cash at end of period	$1,474,194	$29,779

Supplemental Disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Issuance of note payable for acquisition of Avalanche, Inc.	$1,300,000	$-
Tooling equipment improvements received	$123,601	$-

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVASOFT, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1. BASIS OF PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

Organization and Nature of Operations

Avasoft, Inc. (“Avasoft”) was incorporated under the laws of the State of Nevada on February 13, 1986 The Company sells soft serve ice cream throughout the United States of America. We have exclusive perpetual marketing rights in North America to an innovative system of ice cream delivery that has earned widespread success in several European markets. The Company’s target markets consist primarily of cafeteria-style establishments and concession outlets. The Company began generating revenue in January 2006 from its corporate headquarters in Rocklin, California.

These unaudited interim condensed consolidated financial statements of Avasoft, Inc. and its subsidiaries (collectively, “Avasoft”, “we” or the “Company”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “Commission”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, so long as the statements are not misleading. In the opinion of Company management, these consolidated financial statements and accompanying notes contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position and results of operations for the periods shown. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Form SB-2 for the year ended December 31, 2006, as filed with the Commission in May 2007.

The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  All significant intercompany transactions have been eliminated.

Formation of the Company

On February 9, 2007, the Company acquired all the outstanding shares of Ventues-United, Inc. (“VNUN”),  a Nevada corporation, and Tyrant, LLC (“Parent”) in exchange for 91% of the restricted shares of its common stock in a reverse merger (the “Merger”).  The acquisition has been accounted for as a reverse merger (recapitalization) with the Company deemed to be the accounting acquirer.  Accordingly, the historical financial information presented herein is that of the Company. The retained earnings of the accounting acquirer have been carried forward after the acquisition and the Company’s basis of assets and liabilities were carried over at historical cost in the recapitalization.  Operations prior to the Merger are those of the accounting acquirer.  The parent had no significant assets and liabilities at the merger date.

In addition, Parent will indemnify Avasoft and its shareholders for any loss, liability, claim, damage or expense to which it or they may become subject arising out of or based on, among other things, (i) any breach of or inaccuracy in any of the representations and warranties or covenants or conditions made by Parent and/or Parent Shareholders herein in this Agreement and (ii) any and all liabilities existing prior to the Closing.  In consideration of the indemnification covenant, on the Closing Date, the Company paid Tryant $510,000 in cash for indemnification obligations of the Parent in case of any Parent liabilities prior to the Closing Date, or any breach of Parent representations and warranties.

Parent also agreed to a lock-up agreement in which it would not sell up to 929,380 shares of Parent common stock; provided, that it could sell 1/12th of its holdings each month after the Closing, until 12 months had passed after which it could sell its shares without any further restriction.

Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred an operating loss and had negative cash flow from operations for the period from January 1, 2007 through March 31, 2007, and has as an accumulated deficit of $6,603,873 and a net loss of $1,850,405 for the three months ended March 31, 2007.

The Company’s success is dependent upon numerous items, among which are the Company’s successful growth of revenues from its products, its ability to obtain new customers in order to achieve levels of revenues adequate to support the Company’s current and future cost structure, and its ability to obtain financing for operations, for which there is no assurance.  Management believes it will have adequate cash to sustain operations until it achieves sustained profitability.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash - The Company considers all highly liquid investments with an original maturity or remaining maturity from the date of purchase of three months or less to be cash equivalents.

.

The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At March 31, 2007, the Company’s cash balances of $1,374,192 were excess FDIC limits. The Company has not experienced any losses in such accounts.

Accounts Receivable - The Company performs periodic evaluations of its customers and maintains allowances for potential credit losses as deemed necessary. The Company generally does not require collateral to secure its accounts receivable. The Company estimates credit losses and returns based on management’s evaluation of historical experience and current industry trends. At March 31, 2007, the Company has recorded an allowance for doubtful accounts of $38,907.  Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

Inventories - Inventories are stated at the lower of cost or market value. We employ a full absorption procedure using standard cost techniques, which approximates actual cost. The standards are customarily reviewed and adjusted annually.

Prepaid services – Services that have been prepaid are amortized over the length of the service agreement.  See Note 7 for more information.

Property and Equipment - Property and equipment are stated at cost. Depreciation of property and equipment is provided for by using the straight line method over the estimated useful lives of the related assets, which range from three to ten years. Expenditures for maintenance and repairs are charged to expense as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

Tooling Costs – Tooling costs relate to the machinery used to inject ice cream into the cartridges and production molds.  These costs are amortized over the useful life of the machinery.  Additionally, the Company has recognized a liability to the vendor for costs incurred by the vendor to design and manufacture the dispensing machinery.  See note 5 for more information.

Revenue Recognition - The Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, or services have been performed, the price is fixed or readily determinable and collectability is probable. Sales are recorded net of sales discounts.  The components of the different revenue items are as follows:

Royalties

Royalty revenue is recognized upon shipment of product as set forth under the terms and conditions of the related licensing agreement.  See Note 6 for more information.

Ice cream products

The Company’s ice cream products (the “Products”) are held by the Company at public warehouses. The Company arranges and maintains the Products while in its possession at its expense. The Company has title to the Products when shipped from its vendors and while stored in the public warehouses.  Revenue is recognized upon shipment of Products from the public warehouses to the customers, which is when title transfers to the customers.

Dispensers

The Company offers an unconditional 30-day right of return on the sale of its dispensers. The Company recognizes revenue on shipment and records a reserve for potential returns. Estimates for sales returns are based on a variety of factors, including actual return experience. At March 31, 2007, the Company has recorded approximately $25,550 against potential returns of its dispensers, which is recorded in allowance for doubtful accounts.  The Company’s warranty policy during the first year after the sale includes an obligation to repair. The Company has a one-year warranty with the manufacturer, so there is little, if any, cost to the Company for warranty claims. No warranty reserve has been recorded at March 31, 2007, although the Company will record a reserve if warranty activity increases and there are unrecoverable costs to the Company.

Shipping and Handling - Shipping and handling costs billed to the customers are recorded in sales. Shipping and handling costs as incurred by the Company are recorded in cost of sales.

Long-Lived Assets - We evaluate the carrying value of long-term assets, including intangibles, when events or circumstance indicate the existence of a possible impairment, based on projected undiscounted cash flows, and recognize impairment when such cash flows will be less than the carrying values. Measurement of the amounts of impairments, if any, is based upon the difference between carrying value and fair value. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or continuing technology rights protection.

Deferred Income Taxes - We use the asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement purposes and income tax purposes. We have recorded a valuation allowance against all net deferred tax assets. The valuation allowance reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized.

Share-Based Compensation - We have a stock incentive plan that provides for the issuance of common stock options to employees and service providers. We calculate compensation expense under using a Black-Scholes option pricing model. In so doing, we estimate certain key assumptions used in the model.

Net Loss Per Common Share - Basic loss per share is computed using the weighted average number of common shares outstanding during the period.  Diluted loss per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period.  Potentially dilutive shares consist of the incremental common shares issuable upon the exercise of stock options and warrants.  Potentially dilutive shares are excluded from the computation if their effect is anti-dilutive.  We had a net loss for all periods presented herein; therefore, none of the stock options and warrants outstanding during each of the periods presented were included in the computation of diluted loss per share as they were anti-dilutive.

Recent Accounting Pronouncements - In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement, (FAS 157). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not determined the effect that the adoption of FAS 157 will have on our consolidated results of operations, financial condition or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company’s year ending September 30, 2009. The Company is currently evaluating the impact of SFAS 159 on the Company’s financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. The Company determined that there is no impact in adopting FIN 48.

NOTE 2 - INVENTORIES

Inventories consist of the following finished goods at March 31, 2007:

Ice Cream	$309,674
Dispensers	160,868
Freezers	2,652
$473,194

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2007:

Office and computer equipment	$38,288
Software	11,472
Leasehold Improvements	23,287
73,047
Less accumulated depreciation	(29,036)
$44,011

Depreciation expense was $8,147 and $733 for the three months ended March 31, 2007 and 2006, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

Acquisition of Avalanche, Inc.

In February 2007, Avasoft acquired Avalanche, Inc.  Avalanche was owned by the founding shareholders of Avasoft and previous included in the consolidated financial statements of the company.  The Company’s basis of assets and liabilities were carried over in the recapitalization.  Avalanche held and had previously licensed to Avasoft, a number of strategic contracts, as well as the patent license for the Avasoft system.  Avalanche was acquired for $1.3 million in cash in which $500,000 was to be immediately paid with the remaining $800,000 to be paid as Avasoft meets certain revenue targets.  The initial $500,000 was not paid and in April 2007, the cash payment was renegotiated with $250,000 being paid out in cash with the remaining $250,000 to be paid to Avalanche shareholders as a percentage of any additional funds raised for Avasoft, until the debt is fulfilled.

NOTE 5 –TOOLING EQUIPMENT

The Company entered into an exclusive supply agreement with a vendor to obtain an ice cream dispensing machinery.  In addition, the Company has agreed to reimburse the vendor for costs incurred by the vendor to design and manufacture the dispensing machinery. Such amounts are repaid at a rate of $0.01 per cartridge over a period of not longer than three years. The amount the Company has agreed to pay for the tooling costs approximated $712,185 and has been included in other assets in the accompanying consolidated balance sheet and will be amortized over an estimated useful life of fifteen years.  The activity for the three months ended March 31, 2007 is as follows:

Tooling equipment	$712,185
Less accumulated amortization	(41,298)

Tooling equipment, net	$670,887

Amortization expense was $11,183 and zero for the three months ended March 31, 2007 and 2006, respectively.

At March 31, 2007, the amounts to be recouped by the vendor approximated $619,957, which the Company estimates will be repaid through product sales within the remaining repayment term and have been included in accrued expenses in the accompanying consolidated balance sheet as follows:

Accrued payments, current	$96,000
Accrued payments, long-term	523,957
Total	$619,957

NOTE 6 - AGREEMENTS

License Agreements

For the rights to use trademarks, the Company has entered into licensing agreements with various licensors. The agreements enable the Company to sell the licensed products to commercial customers.

The Company acquired rights to distribute soft serve ice cream and the related dispensers as evidenced by the Company’s licensing agreement with EZEE Whip, Ltd. (“EZEE”) The agreement commenced on January 28, 2005 and shall continue unless and until terminated by either party for cause. Under this licensing agreement, the Company agreed to pay guaranteed minimum royalties ranging from $125,000 to $790,000 per annum. The licensor may terminate the licensing agreements upon event of default, as defined.  The Company recognized $106,908 and 69,979 in royalty expenses relating to this license agreement during the three months ended March 31, 2007 and 2006, respectively.

Minimum annual guaranteed royalty payments on the above licenses are as follows:

Years ending December 31,
2007	$460,000
2008	790,000
2009	790,000
2010	790,000
2011	790,000
Thereafter	2,370,000
$5,990,000

Manufacturing Agreement

The Company entered into an exclusive manufacturing agreement with a vendor to manufacture the Company’s dispenser unit, which expires in October 2014. In connection with the manufacturing agreement, the Company is obligated to remit $0.01 per cartridge produced and sold to the Company’s customers. During the three months ended March 31, 2007 and 2006, the Company has incurred approximately $4,269 and zero under the agreement, respectively. There is no guaranteed minimum obligation.

NOTE 7 – EQUITY TRANSACTIONS

Common Stock

Private Placement

The Company completed a private placement selling 4,391,135 shares of common stock to accredited investors at a price of $1.00 per share during the three months ended March 31, 2007.  The Company received gross proceeds of $4,391,135 and paid fees of $640,287.  In connection with the private placement, the Company issued 352,053 shares of common stock to Brookstreet Securities Corporation (“BSC”), which is equal to 5% of the shares outstanding at the after the private placement closed.

The Company issued three-year warrants to BSC as partial compensation for acting as placement agent in the transaction. These warrants are exercisable in whole or in part, at an exercise price of $1.00 per share, before February 9, 2010 for up to 1,483,077 shares of common stock.  These warrants were valued using the Black-Scholes-Merton option pricing model at $349,417 and Avasoft recognized $0 during the three months ended March 31, 2007.

Common Stock Issued

On February 9, 2007, the Company issued 415,582 of common stock to note holders in lieu of interest payments.  The 415,582 shares were valued at $415,582 (based on the fair value of the common stock at the measurement date) and recorded as interest expense.

In September 2006, the Company agreed to issue 664,000, which vested immediately, nonforfeitable shares of common stock to a consultant in connection with the performance of consulting services to be performed through December 2007. The 664,000 shares were valued at $664,000 (based on the fair value of the common stock at the measurement date) and recorded as prepaid services in the accompanying balance sheet. Such amount is being amortized to expense over the life of the related agreement.  During the three months ended March 31, 2007, $132,800 was amortized to expense and the accumulated amortization was $265,600.

Warrants

In 2006, the Company issued warrants to purchase an aggregate of 1,325,000 shares of the Company’s common stock in connection with the issuance of notes payable.  The warrants vested upon grant, have an exercise price of $1.00 and expire on various dates through December 2009. These warrants were valued using the Black-Scholes-Merton option pricing model at $386,582 and Avasoft recognized $75,060 during the three months ended March 31, 2007.

In connection with a consulting agreement the Company issued warrants in 2006 to purchase an aggregate of 1,200,000 shares of the Company’s common stock, with an exercise price of $1.00, which vests over a three year period and expires through December 2012.  These warrants were valued using the Black-Scholes-Merton option pricing model at $441,954.56 and Avasoft recognized $18,415 during the three months ended March 31, 2007.

The Company issued three-year warrants to Tryant in connection with the merger in February 2007. These warrants are exercisable in whole or in part, at an exercise price of $1.00 per share, before February 9, 2010 for up to 250,000 shares of common stock.  These warrants were valued using the Black-Scholes option pricing model at $58,901.

The following represents a summary of the warrants outstanding during the period from January 1, 2007 to March 31, 2007:

Warrants		Weighted
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value
Balance, January 1, 2007	2,545,000	$1.00	-
Granted	1,733,077	1.00	-
Exercised	-
Expired/Forfeited	-

Balance at March 31, 2007	4,278,077	$1.00	$2,352,942

All warrants are fully vested and exercisable except for 1,200,000 warrants, which vest over a three year term annually, will be fully vested June 1, 2009 and expire in 2012.

Stock Options

The Company has a Long-Term Incentive Plan (the “Plan”), approved February 2, 2007 and administered by a committee of the Board of Directors.  Options granted under the Plan generally are granted with an exercise price equal to market value of a common share at the date of grant, have five or ten year terms and typically vest over periods from immediately to five years.  The estimated fair value of equity-based awards is amortized over the awards’ vesting period utilizing the straight-line vesting method.  Under this method, unvested amounts begin amortizing at the beginning of the month.  The total number of shares authorized to be granted under this Plan is 2,952,986.  Annually, the number of shares that can be awarded shall automatically increase by a number equal to the lowest of (a) five percent of the total number of common shares then outstanding, (b) one million common shares or (c) the number determined by the Board.

During the three months ended March 31, 2007, the Company issued stock options to purchase 736,571 shares of the Company’s common stock, with an exercise price of $1.00, which vests over a three year period and expires through December 2012. The options were valued using the Black-Scholes-Merton option pricing model of $185,103.  The Company is amortizing such amount over the life of the related consulting agreement and recorded compensation expense of $84059 during the three months ended March 31, 2007.

Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding, January 1, 2007	-	$-	-	$-
Granted	736,571	1.00
Exercised	-
Expired/Forfeited	-
Outstanding, March 31, 2007	736,571	$1.00	10	$405,114

Exercisable, March 31, 2007	236,800	$1.00	10	$130,240

The weighted average fair value of options granted during the three months ended March 31, 2007 was $0.32 per share.  As of March 31, 2007, there was $156,237 of total unrecognized compensation cost related to nonvested options granted under the plans.  That cost is expected to be recognized over a weighted average period of 2.4 years.  During the three months ended March 31, 2007, 236,800 options vested.  The weighted average fair value of options vested during the three months ended March 31, 2007 was $0.30 per share.  No cash was received from stock option exercises for the three months ended March 31, 2007.

In calculating compensation expense related to stock option and warrant grants, the fair value of each grant is estimated on the date of grant using Black-Scholes-Merton option-pricing model and the following weighted average assumptions for the three months ended March 31, 2007 (There were no options granted in 2006):

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested shares at January 1, 2007	-	$-
Granted	575,321	172,596
Vested	(176,800)	58,344
Expired/Forfeited	-	-

Non-vested shares at March 31, 2007	398,521	$219,187

The Company calculates the expected volatility for stock-based awards using the historical volatility for its peer group public companies because sufficient historical trading data does not yet exist for the Company’s stock.  The average risk-free interest rate is based on US Treasury rates for periods that are equivalent to the expected term.  The expected term is estimated based on review of historical employee exercise behavior with respect to options granted.

ITEM  2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations..  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement.  We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.  The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

Background

Avasoft was incorporated in November 2005.  In January 2006 Avasoft began marketing an innovative soft-serve ice cream system into an estimated $4.4 billion dollar market.  The Avasoft system is comprised of two parts -- a portable metal dispenser machine and a plastic, single-use cartridge containing ice cream.  The dispenser plunges the ice cream through the cartridge into a cone or serving container producing ice cream with the same experience as soft-serve ice cream but with the taste and texture more like traditional scooped ice cream.  Unlike conventional soft-serve machines which are large, expensive to own and maintain, and require special cleaning procedures to minimize health risks, the Avasoft system is easily portable, inexpensive and completely sanitary offering low cost of entry, guaranteed margins and minimal maintenance requirements.

The concept underlying Avasoft’s system was originally licensed and introduced in the European market, just five years ago. The system quickly gained market share and now generates an estimated $400 million in sales annually for those companies licensed and participating in the European market.  Recognizing the considerable potential value of this system in the U.S. -- whose total frozen dessert market exceeds $20 billion -- the company spent 2006 researching market requirements, test marketing, raising needed capital, securing intellectual property agreements, and forging strategic alliances with key suppliers and distributors to ensure that the building blocks for future growth were in place.

In 2007 Avasoft will focus on six main areas:

•

Build financial strength, sales and cash flow. Avasoft targets a rapid revenue ramp up in 2007.

•

Execute aggressive marketing strategy.  This strategy requires increasing: (1) distribution and production capability (storage and distribution breadth); (2) representation (build food broker network to extend reach), and: (3) total accounts (build to a tipping point and reach industry critical mass).

•

Reinforce management team. As the company grows, we will selectively add leading industry executives to key management and independent board of director positions.

•

Raise Expansion Capital. To fund an increasing level of operations, new product development, marketing and corporate initiatives, we plan to raise additional capital.

•

Expand Avasoft Product Line. To meet growing demand and the needs of various retailers, Avasoft intends to add offerings to its product line that address key market segments.

•

Form Strategic Alliances. We intend to form strategic alliances with industry suppliers, customers and distributors that may include manufacturing, distribution, co-marketing, private label or other agreements.

The Company began marketing its innovative ice cream system in 2006 with two employees, limited resources, and no distribution capabilities.  The Company immediately began to develop marketing and sales plan, further develop and tailor the concept for the U.S. market, raise needed capital to grow the business and establish a network through which it could bring its products to market.  By the end of first quarter 2007, Avasoft has grown from two employees to 12 full-time employees and 6 brokers.   Avasoft’s products have now been sold in 10 states, and Mexico.  Given the Company’s status during first quarter 2006 and subsequent growth, a quarter over quarter comparison may not be as meaningful as that of a more established company, but will highlight significant milestones in Avasoft’s development.

Strategic Alliances

Production

In January 2007, Avasoft signed an agreement with Yarnell’s Ice Cream in Searcy, Arkansas wherein Yarnell’s would produce Avasoft’s ice cream.  This increased Avasoft’s production capabilities as well as provided an infusion of industry expertise and experience that has been and will be an asset to the company.

Avasoft continues to work with Norse Dairy Systems for cartridge production and filling equipment.  Avasoft’s balance sheet reflects the significant investments ($712,185) in dairy filling equipment and cartridge production.

Boehm Pressed Steel continues to be a strong supporter and proponent of the Avasoft system.  The high quality dispensers that Boehm produces for Avasoft continue to perform at the highest levels of performance.

Avasoft has developed a relationship with AHT wherein Avasoft will procure freezers from AHT for placement in retail and foodservice accounts.    This will allow the Company to provide turnkey solutions to those wishing to enter the ice cream business and for those who have ice cream experience, Avasoft’s partnership with AHT represents a source for a high quality freezer that will only improve the quality and consistency of Avasoft’s products at the retail or foodservice outlet.

Intellectual Property

In February 2007, Avasoft acquired Avalanche, Inc.  Avalanche held and had previously licensed to Avasoft, a number of strategic contracts, as well as the patent license for the Avasoft system.  Avalanche was acquired for $1,300,000 in cash in which $500,000 was to be immediately paid with the remaining $800,000 to be paid as Avasoft meets certain revenue targets.  Subsequently, the cash payment was renegotiated with $250,000 being paid out in cash with the remaining $250,000 to be paid to Avalanche shareholders as a percentage of any additional funds raised for Avasoft, until the debt is fulfilled.

Marketing and Sales Strategy

In order to increase market demand the company has introduced several innovative marketing programs to maximize the retail customer’s incentive to try Avasoft’s great tasting ice cream and innovative ice cream system.   Though growing, Avasoft’s sales force is small in comparison to the vast U.S. ice cream market.  In order to leverage the contacts, relationships, and arrangements that already exist in the marketplace, the Company works through a network of distributors and brokers.  This results in literally hundreds of external representatives promoting Avasoft products.  In order to align interests of distribution partnres with the Company, Avasoft has introduced incentives to outside sales as well as distribution partners for each new account gained.  Avasoft has also introduced creative programs to minimize the risk of product adoption to potentially new accounts through free vouchers for ice cream, volume purchase agreements, and other risk free inducements.  These minimize the cost of switching to Avasoft’s products.

The most formidable and capitally intensive challenge is customer resistance to pay for any equipment from many customers that sell large ice cream volumes.  While Avasoft’s system is far less expensive than competitors, Avasoft’s larger competitors regularly provide equipment for free or with a minimal lease to accounts in exchange for agreement to purchase and feature products.  In spite of this competitive pressure Avasoft has made great inroads into customer accounts and even displaced some competitors.  This remains a challenge for a small company insufficiently capitalized to fund equipment for all its retail and foodservice customers.

During first quarter of 2006 Avasoft significantly increased its representation across the country.  In 2006 Avasoft began with two employees and by Q4 2006 the Company had grown its sales staff from one person to seven people across the country.  In addition, Avasoft aggressively marketed and continues to market its ideas to networks of brokers, distributors, and potential retail/foodservice customers across the U.S.  as evidenced by the significant increase in marketing expense (up to $89,451 from $1,337 during the same period in 2006).  During the first quarter alone, Avasoft efforts resulted in the addition of brokers and developed relationships with new distributors.  These will multiply Avasoft’s capabilities to market and sell its products.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements at March 31, 2007.

Critical Accounting Policies and Estimates

Management based the following discussion and analysis of our financial condition and results of operations on our unaudited condensed consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to inventory, long-lived assets, stock-based compensation, revenue recognition, overhead allocation, allowance for doubtful accounts and deferred income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. These judgments and estimates affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Changes to these judgments and estimates could adversely affect our future results of operations and cash flows.

¡

Inventories.  Inventories are stated at the lower of cost or market value. We employ a full absorption procedure using standard cost techniques, which approximates actual cost. The standards are customarily reviewed and adjusted annually.

¡

Share-Based Compensation. We have a stock incentive plan that provides for the issuance of common stock options to employees and service providers. We calculate compensation expense under SFAS 123R using a Black-Scholes option pricing model. In so doing, we estimate certain key assumptions used in the model. We believe the estimates we use, which are presented in Note 8 of Notes to Consolidated Financial Statements, are appropriate and reasonable.

¡

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been performed, the fee is fixed and determinable, and collectibility is probable, in accordance with the Securities and Exchange Commission  “Staff Accounting Bulletin No. 104 - Revenue Recognition in Financial Statements” .  Historically, our revenues have been derived from three sources: royalties, ice cream products and dispenses.  Royalty revenue is recognized upon shipment of product under terms of a licensing agreement.  Ice cream product sales are recognized when product has shipped and title has transferred to the customer. Revenue from sale of dispensers is recognized when product has shipped and the Company records a reserve for potential returns.  The Company analyzes sales returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists. Estimates for sales returns are based on a variety of factors, including actual return experience. The Company reviews its estimates for product returns based on expected return data communicated to it by customers. Accordingly, the Company believes that its historical returns analysis is an accurate basis for its sales return accrual. The Company believes it has sufficient information and knowledge of its customers and of industry trends and conditions to adjust the accrual for returns when necessary. Actual results could differ from those estimates.

¡

Allowance for Doubtful Accounts.  The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of accounts receivable.  We analyze historical bad debts, the aging of customer accounts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts.  From period to period, differences in judgments or estimates utilized may result in material differences in the amount and timing of our bad debt expenses.

¡

Tooling Costs.  Tooling costs relate to the machinery used to inject ice cream into the cartridges and production molds.  These costs are amortized over the useful life of the machinery.  In addition, the Company has recognized a liability to the vendor for costs incurred by the vendor to design and manufacture the dispensing machinery.  See note 5 for more information.

¡

Long-Lived Assets.  We evaluate the carrying value of long-term assets, including intangibles, when events or circumstance indicate the existence of a possible impairment, based on projected undiscounted cash flows, and recognize impairment when such cash flows will be less than the carrying values. Measurement of the amounts of impairments, if any, is based upon the difference between carrying value and fair value. Events or circumstances that could indicate the existence of a possible impairment include obsolescence of the technology, an absence of market demand for the product, and/or continuing technology rights protection.

¡

Deferred Income Taxes.  We use the asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement purposes and income tax purposes. We have recorded a valuation allowance against all net deferred tax assets. The valuation allowance reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

In first quarter 2007 Avasoft posted a net loss of $1,850,405 compared with a loss of $314,833 during the same period in 2006.

Total revenues for the quarter ended March 31, 2007 were $201,992 compared to $43,700 for the same period of 2006, an increase of $167,292.  It is also important to note that while the revenue from dispenser sales did not change significantly, the overall revenue from ice cream sales increased dramatically.  This is due largely to product improvements made during 2006 and a more targeted marketing approach to ensure that each new account gained is a productive account for ice cream sales.

	Amount	% of Total	Amount	% of Total

Dispensers	$28,720	14%	$29,550	68%
Ice Cream Sales	173,172	82%	14,150	32%
Freezers	9,100	4%	-	0%
	$210,992	100%	$43,700	100%

Costs of goods sold increased to $225,631 from $58,180 for the three months ended March 31, 2007 and 2006, respectively.  While cost of goods sold still exceeds revenue during the period of January 1 to March 31, 2007, it is important to note the significant percentage change resulting in a decrease in the ratio of revenue to cost of goods sold.  The overall cost of goods sold is also affected by Avasoft’s above industry freight costs (related to building a distribution network) and storage costs (associated with ramping up product inventories for the ice cream season).  The aggregate of these increases account for the inflated cost of goods sold.  Avasoft fully expects continued decreases in these costs as volume increases and the company is able to establish an effective, national network of distributors.  Avasoft is seeking additional, strategically placed storage and distribution relationships to round out its capabilities, decrease its overall costs and ensure customers can get products as quickly as possible.

The scale of the loss is largely due to the increase in the size of the company and the related increases in operating expenses as total operating expenses increased $879,371 from $300,353 in the first quarter of 2006, to $1,179,724 in the first quarter of 2007.  The largest expenses were payroll related expenses of $536,298 for the quarter ended March 31, 2007 compared to $202,360 for the same period of 2006, an increase of $333,938. The increase in payroll expenses is due to hiring new employees in 2007 and late 2006.  During this same period Avasoft’s payroll as a percentage of total expenses decreased from roughly 67% of expenses to 45% of expenses.

Investor relations increased due to the reverse merger creating new expenses relating to being a publicly traded company.

Royalty expenses increased during the quarter as the Company’s product shipments increased.  Royalty payments are required to various venders and suppliers under license and other agreements.

Research and development for the three months ended March 31, 2007 was $29,250.  The Company incurred research and development activities prior to launching full-scale operations.

As planned in our sales and marketing strategy, marketing expenses increased significantly in the first quarter of 2007, from $1,337 in 2006 to $89,451 in 2007.  We expect sales and marketing expenses to continue to increase in the future.

Interest expense was $656,041 for the quarter ended March 31, 2007 compared to no interest expense in the same period in 2006.  The majority of the expense, approximately $415,000, is due to shares issued to certain noteholders in lieu of cash for their final interest payments.  The principle on these notes was paid in full in 2006.

Liquidity and Capital Resources

Historically, we have financed operations primarily through the issuance of equity securities (common shares, stock options and warrants) and by the issuance of debt.  We intend to pursue additional debt or equity financing during 2007.

The first quarter of 2007 statement of cash flows shows a net increase in cash of $1,285,974.  Cash flow increases are largely due to the Company’s completion of its Private Placement by the end of the first quarter.  However, much of the gains from the Private Placement were offset by negative cash flows resulting from investing and operating activities.

During the quarter ended March 31, 2007, our cash used in operations was $1,436,238.  The amount of cash we use in operations is dependent on the amount and mix of revenues we generate. In the first quarter of 2007, revenues were $210,992. Although we expect quarterly revenues to increase during the remainder of the year, and we expect ice cream sales to become a larger percentage of the sales mix, we cannot guarantee that this will occur.

Our objective is to manage cash expenditures in a manner consistent with rapid product launch that leads to the generation of cash for use in operations in the shortest possible time. We believe we have adequate cash resources and/or resources available to provide additional capital if needed, to continue operations until positive cash flow can be generated.

The balance sheet reflects an increase in dispensers, freezer, and ice cream inventories.  Because the Company retains ownership of the dispensers, increases in new accounts or dispenser placements are reflected by the increase in dispenser inventories.  Similarly, for those accounts where Avasoft loans or leases its freezers into customer accounts, such freezers remain balance sheet items.  Increased ice cream inventories of $309,674 reflects the Company’s need to build and prepare sufficient inventory to accommodate the summer ice cream season.  It is fully anticipated that off-season inventories will be decreased appropriately.

By adjusting its operations and development  to the level of capitalization, management believes it has sufficient capital resources to meet  projected cash flow deficits through the next 60 days. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

Reverse Merger

On February 12, 2007, Ventures-United (a publicly traded company) and Avasoft signed a share exchange agreement, effectively merging the two companies.  This provided a public market for Avasoft shareholders and the opportunity to raise additional expansion capital through established markets and mechanisms.  As of March 31, 2007, Avasoft had 18,420,438 shares of common stock issued and outstanding.   The Company anticipates filing a registration statement (SB-2) to register these shares in the near future.

Expansion Capital

On March 29, 2007, the Company completed its private placement through Brookstreet Securities.  The total raise amounted to $7,415,385 with $4,391,135 ($3,746,105, net of commissions) of the total being raised between January 1, 2007 and March 31, 2007. An aggregate of 7,415,385 shares of Avasoft’s common stock were offered at $1.00 per share to certain “accredited” investors (as defined by Rule 144 of the Securities Act of 1933, as amended).  Avasoft received gross proceeds of $7,415,385 and net proceeds of $6,265,037 from the offering. This broad based equity raise added approximately 340 shareholders from across the country.  While this provided Avasoft with sufficient capital to complete transactions, repay existing debt, and launch operations, Avasoft will continue to seek additional capital by means of a secondary private placement or other financing vehicle.  Proceeds from these subsequent capital raises will allow Avasoft to finance equipment purchases for key customer accounts, grow its distribution network, and fund continuing operations.

Capital Commitments

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of March 31, 2007:

		Less than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

Tooling Equipment Liability	619,957	96,000	523,957	-	-
Facilities and Property Leases	146,664	73,332	73,332	-	-
Payable to Avalanche Shareholders	1,300,000	250,000	1,050,000	-	-
Unfulfilled Purchase Orders	526,853	526,583	-	-	-
EZEE Royalty Minimum	5,990,000	460,000	1,580,000	1,580,000	2,370,000

The timing of the payments to the shareholders of Avalanche is based on the Company achieving certain targets.  Management projects these targets to be reached during the next one to three years.

SUMMARY

Avasoft will continue to improve its operations during subsequent quarters and expects an increase in demand in alignment with traditional industry seasonality and continuing Avasoft’s current trend of growth both in new accounts and in total volume of ice cream sales.  Avasoft will continue to seek additional capital to fund ongoing operations and fund investments allowing the company to better compete in the market.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have any derivative instruments, commodity instruments, or other financial instruments for trading or speculative purposes, nor are we presently at material risk for changes in interest rates on foreign currency exchange rates.

Item 4. Controls and Procedures

(a) Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our chief financial officer have concluded that, as of March 31, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods required by governing rules and forms.

(b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the Share Exchange Agreement entered by and among shareholders of Avasoft Corporation, a California corporation (“Target”), shareholders of the Target (the “Target Shareholders”), on the one hand, and Tryant, LLC (the “Parent Shareholder”), and the Company on the other hand, the Company issued shares of the Company’s Common Stock (the “Parent Shares”) to the Target Shareholders in exchange for 100% of the common stock of Target. The Parent Shares equaled 91% of the outstanding shares of the Registrant’s common stock. The issuance of the Parent Shares to the Target Shareholders pursuant to the Exchange Agreement was exempt from registration under the Securities Act pursuant to Section 4(2) and/or Regulation D thereof. We made this determination based on the representations of the Target Shareholders which included, in pertinent part, that such shareholders were "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act and that such shareholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that each person understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

On February 9, 2007 Tryant, LLC converted certain debt obligations into 235,780 shares of our common stock.  The issuance of our Shares to Tryant was exempt from registration under the Securities Act pursuant to Section 4(2) and/or Regulation D thereof.

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

CHANGE IN SHELL COMPANY STATUS

Under the Exchange Agreement, on the Closing Date, the Registrant issued Parent Shares to the Target Shareholders in exchange for all of the common stock of Target.  On the Closing Date, the Registrant issued one Parent Share to the Target Shareholders in exchange for each Target Share.  In addition, all options and warrants (“Derivative Security”) that may be exercised into Target Shares shall be exchanged for Derivative Securities that may be exercised into Parent Shares.  The number of Parent Shares underlying the new Parent Derivative Security will equal the number of Parent Shares that would have been issued to the Target security holder, had he exercised or converted the Target Derivative Security into Target Shares immediately prior to the Closing.  As a result of the Exchange, Target shareholders owned 91% of Parent after the Closing Date.

The closing of this transaction (the “Closing”) occurred on February 9, 2007.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
31.2	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVASOFT, INC.

DATE:  May 21, 2007

/s/ James Wheeler

James Wheeler

President, Chief Executive Officer