Form 10QSB
period 2007-06-30
AVASOFT, INC.
filed 2007-08-14
CIK 789878

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2007

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

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AVASOFT, INC.

 CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2007

(unaudited)

Current Assets
Cash and Cash Equivalents	$462,663
Accounts Receivable, net	382,050
Inventory	626,583
Other Current Assets	40,471
Prepaid Services	265,600
Equipment Deposits (Dispensers & Freezers)	408,247

Total Current Assets	2,185,614

Property and Equipment, net	35,500

Other Asset - Tooling Equipment, net	659,017

Total Assets	$2,880,131

Current Liabilities
Accounts Payable	$1,068,037
Other Current Liabilities	33,519
Related Party Note Payable	610,000
Accrued Royalty	207,151
Employee Payroll and Related Benefits	69,762
Tooling Equipment Liability, current portion	96,000

Total Current Liabilities	2,084,469

Tooling Equipment Liability Note Payable	517,221
Related Party Note Payable to Avalanche Shareholders	1,050,270

Total Liabilities	3,651,960

Shareholders' Deficit
Common Stock, $0.001 par value, 30,000,000 shares authorized, 18,420,438 shares issued and outstanding	18,420
Additional Paid in Capital	7,859,784
Accumulated Deficit	(8,650,033)

Total Stockholders' Deficit	(771,829)

Total Liabilities and Shareholders' Deficit	$2,880,131

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVASOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months and six months ended June 30, 2007 and 2006

(unaudited)

	Three Months Ending		Six Months Ending
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Revenue
Product Sales	$540,354	$178,817	$751,346	$222,517

Cost of Goods Sold
Product Purchases	445,585	162,080	594,642	162,080
Freight	134,253	14,027	180,914	14,027
Product Loss	699,324	-	699,324	-
Other	12,970	4,078	42,883	64,140
Cost of Goods Sold	1,292,132	180,185	1,517,763	240,247

Gross Loss	(751,778)	(1,368)	(766,417)	(17,730)

Operating Expenses
Administrative Expenses	332,104	200,384	533,383	227,060
Investor Relations	186,391	24,000	402,930	24,000
Marketing Expenses	63,914	75,721	153,365	77,058
Payroll Expenses	597,031	379,975	1,133,329	582,335
Research & Development	10,467	100,000	39,717	100,000
Royalty Expenses	107,475	72,052	214,383	142,031
Operating Expenses	1,297,382	852,132	2,477,107	1,152,484

Loss from Operations	(2,049,160)	(853,500)	(3,243,524)	(1,170,214)

Other Expense	2,000	-	2,000	-
Interest Expenses	1,000	-	(655,041)	-

Net Loss	$(2,046,160)	$(853,500)	$(3,896,565)	$(1,170,214)

Loss per Common Share
- Basic and Diluted	$(0.11)	$(0.14)	$(0.21)	$(0.20)

Weighted Average Shares Outstanding -
Basic and Diluted	18,420,438	6,000,000	18,420,438	6,000,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVASOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ DEFICIT

For the six months ended June 30, 2007

(unaudited)

			Additional		Total
	Common Stock		Paid In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2007	11,815,888	$ 3,211,690	$ 1,866,794	(4,553,468)	525,016

Proceeds from private placement, net of issuance costs	4,743,188	4,743	3,695,065	-	3,699,808

Recapitalization upon Reverse Merger	1,445,780	(3,198,428)	2,688,428	-	(510,000)

Estimated fair value of warrants issued with notes payable	-	-	75,060	-	75,060

Estimated fair value of warrants issued for services	-	-	74,318	-	74,318

Compensation expense related to stock options granted	-	-	98,946	-	98,946

Common Stock Issuable			46,006		46,006

Stock issued for interest	415,582	415	415,167	-	415,582

Acquisition of minority interest in Subsidiary	-	-	(1,100,000)	(200,000)	(1,300,000)

Net Loss	0	0	0	(3,896,565)	(3,896,565)

Balance at June 30, 2007	18,420,438	18,420	$ 7,859,784	(8,650,033)	(771,829)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVASOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended June 30, 2007 and 2006

(unaudited)

	6 Months Ended	6 Months Ended
	June 30, 2007	June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(3,896,565)	$(1,170,214)
Adjustments to reconcile net loss
to net cash (used in) provided by operations:
Shares Issued for Interest Expense	415,582	-
Common Stock Issuable for Interest	46,006	-
Shares Based Compensation for Employees	98,946	-
Shares Based Compensation for Services	74,318	-
Amortization of Debt Discount	24,020
Amortization of Shares Issued for Prepaid Services	265,600	-
Inventory Write Down	699,324
Depreciation	16,658	6,770
Amortization of Tooling	23,053	-
Allowance for Bad Debt	(24,911)	-
Changes in operating assets and liabilities
Accounts Receivable	(352,431)	(54,693)
Inventory	(1,047,749)	(182,740)
Deposits	(258,247)	(24,196)
Accounts Payable	841,622	190,707
Accrued Payroll & Benefits	60,320	-
Accrued Royalty	207,151	-
Other Liabilities	6,002	28,910
Net Cash Used In Operating Activities	(2,801,301)	(1,205,456)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Equipment	(8,140)	(49,979)
Payment to Acquire Shell Company	(510,000)	-
Net Cash Used In Investing Activities	(518,140)	(49,979)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Private Placement	3,750,847	-
Proceeds from Related Party Short Term Payable	610,000	-
Proceeds from Bridge Loans	-	1,254,990
Payment on Bridge Loans from Related Parties	(510,496)	-
Payment on Long Term Debt	(256,466)	-
Net Cash Provided By Financing Activities	3,593,885	1,254,990

NET INCREASE (DECREASE) IN CASH	$274,444	$(445)

CASH AT BEGINNING OF PERIOD	$188,219	$445

CASH AT END OF PERIOD	$462,663	$(0)

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

These unaudited interim condensed consolidated financial statements of Avasoft, Inc. and its subsidiaries (collectively, “Avasoft”, “we” or the “Company”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “Commission”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, so long as the statements are not misleading. In the opinion of Company management, these consolidated financial statements and accompanying notes contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position and results of operations for the periods shown. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Form 10KSB for the year ended December 31, 2006, as filed with the Commission in May 2007.

The results of operations for the three-and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  All significant intercompany transactions have been eliminated.

Formation of the Company

On February 9, 2007, the Company acquired all the outstanding shares of Ventures-United, Inc. (“VNUN”),  a Nevada corporation, and Tryant, LLC (“Parent”) in exchange for 91% of the restricted shares of its common stock in a reverse merger (the “Merger”).  The acquisition has been accounted for as a reverse merger (recapitalization) with the Company deemed to be the accounting acquirer.  Accordingly, the historical financial information presented herein is that of the Company. The retained earnings of the accounting acquirer have been carried forward after the acquisition and the Company’s basis of assets and liabilities were carried over at historical cost in the recapitalization.  Operations prior to the Merger are those of the accounting acquirer.  The parent had no significant assets and liabilities at the merger date.

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

Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred an operating loss and had negative cash flow from operations for the six months ended on June 30, 2007, and has as an accumulated deficit of $8,650,033 and a net loss of $3,896,565 for the six months ended June 30, 2007.

The Company’s success is dependent on the Company’s successful growth of revenues from its products, its ability to obtain new customers in order to achieve levels of revenues adequate to support the Company’s current and future cost structure, and its ability to obtain financing for operations, for which there is no assurance.

Reclassification

Certain March 31, 2007 balances have been reclassified to conform to June 30, 2007 presentation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash - The Company considers all highly liquid investments with an original maturity or remaining maturity from the date of purchase of three months or less to be cash equivalents.

The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At June 30, 2007, the Company’s cash balances of $362,663 were excess FDIC limits. The Company has not experienced any losses in such accounts.

Accounts Receivable - The Company performs periodic evaluations of its customers and maintains allowances for potential credit losses as deemed necessary. The Company generally does not require collateral to secure its accounts receivable. The Company estimates credit losses and returns based on management’s evaluation of historical experience and current industry trends.  At June 30, 2007, the Company has recorded an allowance for doubtful accounts of $13,996.  Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

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

Ice cream products

The Company’s ice cream products (the “Products”) are held by the Company at public warehouses. The Company arranges and maintains the Products while in its possession at its expense. The Company has title to the Products when shipped from its vendors and while stored in the public warehouses.  Revenue is recognized upon shipment of Products from the public warehouses to customers, which is when title transfers to the customers.

Dispensers

The Company offers an unconditional 30-day right of return on the sale of its dispensers. The Company recognizes revenue on shipment and records a reserve for potential returns.  Estimates for sales returns are based on a variety of factors, including actual return experience. The dispenser manufacturer offers warranties to repair or replace defective products at no cost to the customer.  Avasoft does not extend a warranty beyond that provided by the manufacturer.

Freezers

The Company recognizes revenue on shipment and records a reserve for potential returns.  Estimates for sales returns are based on a variety of factors, including actual return experience. The Company’s warranty policy during the first year after the sale includes an obligation to repair. The freezer manufacturer offers warranties to repair or replace defective products at no cost to the customer.  Avasoft does not extend a warranty beyond that provided by the manufacturer.

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

Share-Based Compensation - We have a stock incentive plan that provides for the issuance of common stock options to employees and service providers. We calculate compensation expense  using a Black-Scholes-Merton option pricing model. In so doing, we estimate certain key assumptions used in the model.

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

NOTE 2 – INVENTORIES

Inventories consist of the following finished goods at June 30, 2007:

Dispensers	$152,841
Ice Cream	409,280
Freezers	41,262
Freezer Carts	23,200
$626,583

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2007:

Office and Computer Equipment	$38,288
Software	11,472
Leasehold Improvements	23,287
73,047

Less accumulated depreciation	37,547
$35,500

Depreciation expense was $16,658 and $6,770 for the six months ended June 30, 2007 and 2006, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

Acquisition of Avalanche, Inc.

In February 2007, Avasoft acquired Avalanche, Inc.  Avalanche was owned by the founding shareholders of Avasoft and previously included in the consolidated financial statements of the company.  The Company’s basis of assets and liabilities were carried over in the recapitalization.  Avalanche held and had previously licensed to Avasoft, a number of strategic contracts, as well as the patent license for the Avasoft system.  Avalanche was acquired for $1.3 million in cash of which $500,000 was to be immediately paid with the remaining $800,000 to be paid as Avasoft meets certain revenue targets.  The initial $500,000 was not paid and in April 2007, the cash payment was renegotiated with $250,000 paid with the remaining $250,000 to be paid to Avalanche shareholders as a percentage of any additional funds raised for Avasoft, until the debt is fulfilled

Related Party Payable

During the three months ended June 30, 2007, the Company issued a senior secured note payable totaling $610,000 ("Note"), due on September 13, 2007, bearing 8% interest per annum through September 13, 2007.  The Note is secured by substantially all the assets of the Company.  The Note is payable to a member of management.  In connection with the issuance of the Note, the company agreed to issue the holder 45 shares of stock for every $100 borrowed for a total of 274,500.  The Company accrued interest expense of $2,033 and common stock issuable of $46,006 for the period ending June 30, 2007.

NOTE 5 –TOOLING EQUIPMENT

The Company entered into an exclusive supply agreement with a vendor to obtain an ice cream dispensing machinery.  In addition, the Company has agreed to reimburse the vendor for costs incurred by the vendor to design and manufacture the dispensing machinery. Such amounts are repaid at a rate of $0.01 per cartridge over a period of not longer than three years. The amount the Company has agreed to pay for the tooling costs approximated $712,185 and has been included in other assets in the accompanying consolidated balance sheet and will be amortized over an estimated useful life of fifteen years.  The activity for the six months ended June 30, 2007 is as follows:

Tooling equipment	$712,185
Less accumulated amortization	(53,168)
Tooling equipment, net	$659,017

Amortization expense was $23,053 and zero for the six months ended June 30, 2007 and 2006, respectively.

At June 30, 2007, the amounts to be paid to the vendor, which the Company estimates will be repaid through product sales within the remaining repayment term and have been included in accrued expenses in the accompanying consolidated balance sheet as follows:

Accrued payments, current	$96,000
Accrued payments, long-term	517,221
Total	$613,221

NOTE 6 - AGREEMENTS

License Agreements

For the rights to use trademarks, the Company has entered into licensing agreements with various licensors. The Agreements enable the Company to sell the licensed products to commercial customers.

The Company acquired rights to distribute soft serve ice cream and the related dispensers as evidenced by the Company’s licensing agreement with EZEE Whip, Ltd. (“EZEE”) The Agreement commenced on January 28, 2005 and shall continue unless and until terminated by either party for cause. Under this licensing agreement, the Company agreed to pay guaranteed minimum royalties ranging from $125,000 to $790,000 per annum. The licensor may terminate the licensing agreements upon event of default, as defined in the licensing Agreement.  The Company recognized $205,278 and 69,979 in royalty expenses relating to this license agreement during the six  months ended June 30, 2007 and 2006, respectively and $102,639 and $69,979 for the three months ended June 30, 2007 and 2006, respectively.

Minimum annual guaranteed royalty payments on the above licenses are as follows:

Years ending December 31,
2007	$460,000
2008	790,000
2009	790,000
2010	790,000
2011	790,000
Thereafter	2,370,000
$5,990,000

Manufacturing Agreement

The Company entered into an exclusive manufacturing agreement with a vendor to manufacture the Company’s dispenser unit, which expires in October 2014. In connection with the Agreement, the Company is obligated to remit $0.01 per cartridge produced and sold to the Company’s customers. During the six months ended June 30, 2007 and 2006, the Company has incurred approximately $9,105 and $8,320 under the agreement, respectively. There is no guaranteed minimum obligation.  During the three months ended June 30, 2007 and 2006 the Company incurred approximately $22,507 and $6,848 under the Agreement respectively.

NOTE 7 – EQUITY TRANSACTIONS

Common Stock

Common Stock Issued

In September 2006, the Company agreed to issue 664,000, which vested immediately, nonforfeitable shares of common stock to a consultant in connection with the performance of consulting services to be performed through December 2007. The 664,000 shares were valued at $664,000 (based on the fair value of the common stock at the measurement date) and recorded as prepaid services in the accompanying balance sheet. Such amount is being amortized to expense over the life of the related agreement.  During the six months ended June 30, 2007, $265,600 was amortized to expense and the accumulated amortization was $398,400.

On February 9, 2007, the Company issued 415,582 of common stock to note holders in lieu of interest payments.  The 415,582 shares were valued at $415,582 (based on the fair value of the common stock at the measurement date) and recorded as interest expense.

Warrants

In the third quarter of 2006, the Company issued warrants to purchase an aggregate of 1,345,000 shares of the Company’s common stock in connection with the issuance of notes payable.  The warrants vested upon grant, have an exercise price of $1.00 and expire on various dates through December 2009. These warrants were valued using the Black-Scholes-Merton option pricing model at $386,582 and were charged to interest expense in the periods which the note proceeds were outstanding.  Avasoft recognized $0 during the three months ended June 30, 2007 and $75,060 during the six months ended June 30, 2007.

In connection with a consulting agreement the Company issued warrants in 2006 to purchase an aggregate of 1,200,000 shares of the Company’s common stock, with an exercise price of $1.00, which vests over a three year period and expires through December 2012.  In June 2007, 800,000 of these warrants were forfeited.  The remaining 400,000 warrants were valued using the Black-Scholes-Merton option pricing model at $ 147,318 and Avasoft recognized the remaining $55,903 during the the months ended June 30, 2007 and $74,318 during the six months ended June 30, 2007.

The Company issued three-year warrants to Tryant, LLC (note 1) in connection with the merger in February 2007.  These warrants are exercisable in whole or in part, at an exercise price of $1.00 per share, before February 9, 2010 for up to 250,000 shares of common stock.  These warrants were valued using the Black-Scholes-Merton option pricing model at $58,901 and Avasoft recognized the remaining $51,538 during the three months ended June 30, 2007 and $58,901 during the six months ended June 30, 2007.

The following represents a summary of the warrants outstanding during the period from January 1, 2007 to June 30, 2007:

Warrants
	Number of	Weighted Average	Intrinsic
	Shares	Exercise Price	Value
Balance, January 1, 2007	2,545,000	$ 1.00	-
Granted	1,733,077	1.00	-
Exercised	-	-
Expired/Forfeited	(800,000)	-

Balance at June 30, 2007	3,478,077	$ 1.00	$ 34,781

All warrants are fully vested and exercisable.

Stock Options

The Company has a Long-Term Incentive Plan (the “Plan”), approved February 2, 2007 and administered by a committee of the Board of Directors.  Options granted under the Plan generally are granted with an exercise price equal to market value of a common share at the date of grant, have five or ten year terms and typically vest over periods up to five years.  The estimated fair value of equity-based awards is amortized over the awards’ vesting period utilizing the straight-line vesting method.  Under this method, unvested amounts begin amortizing at the beginning of the month.  The total number of shares authorized to be granted under this Plan is 2,952,986.  Annually, the number of shares that can be awarded shall automatically increase by a number equal to the lowest of (a) five percent of the total number of common shares then outstanding, (b) one million common shares or (c) the number determined by the Board.

During the three months ending March 31, 2007, the Company had issued stock options to purchase 748,571 shares of the Company’s common stock, with an exercise price of $1.00, which vests over a three year period and expires through December 2012. The options were valued using the Black-Scholes-Merton option pricing model at $230,913.  The Company is amortizing such amount over the life of the related consulting agreement and recorded compensation expense of $14,887 during the three months ended June 30, 2007 and $98,946 during the six months ended June 30, 2007.

			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Outstanding, January 1, 2007	-	$ 1.00		$ -
Granted	748,571	1.00	10	7,486
Exercised	-
Expired/Forfeited	(33,750)

Outstanding, June 30, 2007	714,821	$ 1.00	10	7,148

Exercisable, June 30, 2007	242,800	$ 1.00	10	$ 2,428

The weighted average fair value of options granted during the three months ended June 30, 2007 was $0.32 per share.  As of June 30, 2007, there was $131,967 of total unrecognized compensation cost related to nonvested options granted under the plans.  That cost is expected to be recognized over a weighted average period of 2.2 years.  During the three months ended June 30, 2007, no options vested.  No cash was received from stock option exercises for the six months ended June 30, 2007.

In calculating compensation expense related to stock option and warrant grants, the fair value of each grant is estimated on the date of grant using Black-Scholes-Merton option-pricing model and the following weighted average assumptions for the six months ended June 30, 2007 (There were no options granted in 2006):

		Weighted Average
	Shares	Grant Date Fair Value
Non-vested shares at January 1, 2007	-	-
Granted	748,571	$ 0.33
Vested	(242,800)	0.29
Expired/Forfeited	33,750	0.30

Non-vested shares at June 30, 2007	539,521	$ 0.30

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

	Three Months	Six Months
	Ended June 30, 2007	Ended June 30, 2007
Dividend Yield	none	none
Expected Volatility	43%	43%
Risk-free Interest Rate	4.52	4.52
Expected term (years)	3.67	3.67

NOTE 8 – NOTES PAYABLE

The current and long term amounts of the notes payable as of June 30, 2007 are as follows:

	Maturity	Amount
Related Party Note Payable to Avalanche Shareholders	n/a	$ 1,050,270
Tooling Equipment Liability Note Payable	May 31, 2008	613,221
Related Party Short Term Note Payable	September 13, 2007	610,000
Total		$ 2,273,491

Less Current Portion		$ 706,000
Long-Term Portion		$ 1,567,491

ITEM  2.

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

Avasoft’s focus for 2007 revolves around six strategic areas:

•

Build financial strength, sales and cash flow. Avasoft targets revenue ramp up in 2007.

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

The Company began marketing its innovative ice cream system in 2006 with two employees, limited resources, and no distribution capabilities.  The Company continues to and develop and execute it’s marketing and sales plan, tailor the concept for the U.S. market, raise additional capital t and establish a network through which it can bring its products to market.  Given the Company’s start-up status a quarter over quarter comparison may not be as meaningful as that of a more established company, but will highlight significant milestones in Avasoft’s development.

Strategic Alliances

Production

In January 2007, Avasoft signed an agreement with Yarnell’s Ice Cream in Searcy, Arkansas wherein Yarnell’s would produce Avasoft’s ice cream.  This increased Avasoft’s production capabilities as well as provided an infusion of industry expertise and experience that has been and will be an asset to the company.  Avasoft is in current discussions with other companies to augment its production and distribution capabilities.

Avasoft continues to work with Norse Dairy Systems for cartridge production and filling equipment.  Avasoft’s balance sheet reflects the significant investments $659,017 in dairy filling equipment and cartridge production.

Boehm Pressed Steel continues to be a strong supporter and proponent of the Avasoft system.  The high quality dispensers that Boehm produces for Avasoft continue to perform at the highest levels of performance.

Avasoft has developed a relationship with AHT wherein Avasoft will procure freezers from AHT for sale to retail and foodservice accounts.    This will allow the Company to provide turnkey solutions to those wishing to enter the ice cream business and for those who have ice cream experience.  Avasoft’s relationship with AHT represents a source for a high quality freezer that will only improve the quality and consistency of Avasoft’s products at the retail or foodservice outlet.

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

Marketing and Sales Strategy

In order to increase market demand the Company has introduced several innovative marketing programs to maximize the retail customer’s incentive to try Avasoft’s great tasting ice cream and innovative ice cream system.  Avasoft’s sales force is small in comparison to the vast U.S. ice cream market.  In order to leverage the contacts, relationships, and arrangements that already exist in the marketplace, the Company works through a network of distributors and brokers.  This results in literally hundreds of external representatives promoting Avasoft products.  In order to align interests of distribution partners with the Company, Avasoft has introduced incentives to outside sales as well as distribution partners for each new account gained.  Avasoft has also introduced creative programs to minimize the risk of product adoption to potentially new accounts through free vouchers for ice cream, volume purchase agreements, and other risk free inducements.  These minimize the cost of switching to Avasoft’s products.

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

During the six months ended June 30, 2007 Avasoft significantly increased its representation across the Country.  The Company aggressively markets its ideas to networks of brokers, distributors, and potential retail/foodservice customers across the U.S. as evidenced by the significant commitment to marketing expense ($153,365) during the 6 months ended June 30, 2007).  During the second quarter alone, Avasoft efforts resulted in the addition of brokers and developed relationships with new distributors.  These will multiply Avasoft’s capabilities to market and sell its products.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements at June 30, 2007.

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

¡

Allowance for Doubtful Accounts.  The allowance for doubtful accounts is based on the aging of accounts receivable.

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

Results of Operations

Revenues

Our revenues for the three months ended June 30, 2007 were $540,354, representing a 202% increase from revenues of $178,817 for the three months ended June 30, 2006.    Our revenues for the six months ended June 30, 2007 were $751,346, representing a 238% increase from revenues of $222,517 for the six months ended June 30, 2006.  The increase in revenues was due to the addition of freezer sales and growth in both distribution and overall usage.

	Period Ending June 30, 2007		Period Ending June 30, 2006
	Amount	% of Total	Amount	% of Total

Dispensers	$ 116,540	22%	$ 49,321	9%
Ice Cream	269,764	50%	129,496	24%
Freezers	154,050	29%	-	0%
	$ 540,354	100%	$ 178,817	33%

Costs of goods sold increased to $1,292,131 from $180,185 for the three months ended June 30, 2007 and 2006, respectively.  Cost of goods sold increased to $1,517,763 from $240,247 for the six months ended June 30, 2007 and 2006, respectively.  The overall cost of goods was significantly impacted when we discovered that, in fact, our ice cream was not performing according to our specifications.

The root cause of these problems was two-fold:

a.

We discovered that one of our key ingredients had been switched for a substitute by our supplier without our knowledge.

b.

A substitution from liquid to dry sweetener created an imbalance in the overall formula resulting in a freezing point that was in fact too low for our product.

We have addressed these problems and we believe that our ice cream again performs well and represents that high quality standard that we have tried to uphold.  The aggregate of these increases account for the inflated cost of goods sold and ultimately, the negative gross margin.  Avasoft fully expects continued decreases in these costs over time as volume increases and the company is able to establish an effective, national network of distributors.  Avasoft will consolidate and focus its efforts in the second half of 2007 to leverage key geographic areas and distribution points to reduce its inflated transportation and storage costs.

Operating expenses increased $282,859 from $828,132 in the second quarter of 2006, to $1,110,991 in the second quarter of 2007.  The largest expenses were payroll related expenses of $597,031 for the quarter ended June 30, 2007 compared to $379,975 for the same period of 2006, an increase of $213,662.  The increase in payroll expenses is due to hiring new employees in 2007 and late 2006.  Operating expenses increase to $2,074,177 from $1,128,484 with the largest increases in payroll and administrative expenses associated with a growing distribution   Investor relations increased due to the reverse merger creating new expenses relating to being a publicly traded company.  Royalty expenses increased during the quarter and 6 months ending in June 30, 2007 as the Company’s product shipments increased.  Royalty payments are required to various venders and suppliers under license and other agreements.

Research and development for the three months ended June 30, 2007 was $10,467, the bulk of which went toward developing an Avasoft cart/kiosk which initial indicators show will improve marketing effectiveness as well as overall sales in key locations.  Research and development for the six months ending June 30, 20007 increased to $214,383 from the six months ending June 30, 2007 at $141,031.

Liquidity and Capital Resources

The second quarter of 2007 statement of cash flows shows a net increase in cash of $274,444.  In the first quarter Avasoft completed a private placement netting Avasoft $3,699,808 in the six months ending June 30, 2007.  Our cash used in operations was $2,801,301 with the majority of this amount going towards increasing our inventories for the summer months.  In the second quarter of 2007, revenues were $540,354. Although we expect quarterly revenues to increase during the third quarter of the year, and we expect ice cream sales to become a larger percentage of the sales mix, we cannot guarantee that this will occur.

Management had secured a letter of intent with Brookstreet Securities Corp. for a secondary private placement on May 30, 2007 which subsequently became null and void when Brookstreet Securities Corp. folded in late June, 2007.  Management is currently pursuing other options for operating capital.

We will need additional funds to finance our business activities as well as fund our current operations.  We currently have limited cash reserves and working capital.  Consequently, our ability to meet our obligations in the ordinary course of business is dependent upon our ability to raise additional capital through public or equity financings, establish positive cash flow from operations, enter into joint ventures or other arrangements with capital sources, or secure other sources of financing to fund operations.  Due to our limited cash flow, operating losses and limited assets, it is unlikely that we could obtain financing through commercial or banking sources.  If adequate fund are not otherwise available, through public or private financing as well as borrowing from other sources, Avasoft would not be able to sustain its operations.

The balance sheet reflects an increase in dispensers, freezers, and ice cream inventories. It is fully anticipated that dispensers and freezers will be sold to new customers and that off-season inventories will be decreased as ice cream demand lessens in the winter months.

Capital Commitments

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of June 30, 2007:

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

Tooling Equipment Liability	613,221	96,000	517,221	-	-
Facilities and Property Leases	127,434	54,102	73,332	-	-
Payable to Avalanche Shareholders	,050,270	-	,050,270	-	-
Unfulfilled Purchase Orders	481,392	481,392	-	-	-
EZEE Royalty Minimum	5,940,556	410,556	1,580,000	1,580,000	2,370,000

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

Item 4. Controls and Procedures

(a) Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our chief financial officer have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods required by governing rules and forms.

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

None.

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

On June 14, 2007, John Quereto, the Company's Chief Operating Officer, citing a desire to return to the consulting business, will be returning to a promenant Bay Area private consulting firm as a managing partner.  Mr. Quereto first joined Avasoft in July of 2006. James Wheeler, CEO, will be assuming the COO role until a replacement is named.  .

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

August 14, 2007

/s/ James Wheeler

James Wheeler

President, Chief Executive Officer