Form 10QSB
period 2007-09-30
AVASOFT, INC.
filed 2007-11-14
CIK 789878

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2007

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

No ☒

Number of shares outstanding as of September 30, 2007:   19,699,923 of 0.001 par value common shares.

Transitional Small Business Disclosure Format:  Yes ☐

No ☒

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AVASOFT, INC.

 CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2007

(unaudited)

Current Assets
Cash and cash equivalents	$61,501
Accounts receivable, net	178,648
Inventory	618,615
Other current assets	21,964
Prepaid services	136,614
Equipment deposits (dispensers & freezers)	373,589

Total current assets	1,390,931

Property and equipment, net	32,429

Tooling equipment, net	647,148

Total assets	$2,070,508

Current Liabilities
Accounts payable	$446,821
Short term notes payable	200,000
Related party note payable	610,000
Accrued royalty	53,387
Employee payroll and related benefits	49,713
Tooling equipment liability, current portion	584,229
Other current liabilities	42,650

Total current liabilities	1,986,800

Note payable due after one year	1,050,270

Total liabilities	3,037,070

Shareholders' Deficit
Common stock, $0.001 par value, 30,000,000 shares authorized,
19,699,923 shares issued and outstanding	19,700
Additional paid in capital	8,708,517
Accumulated deficit	(9,694,779)

Total stockholders' deficit	(966,562)

Total liabilities and shareholders' deficit	$2,070,508

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVASOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (unaudited)

	Three Months Ending		Nine Months Ending
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Revenue
Product sales, net	$249,090	$130,877	$1,000,436	$353,394

Cost of goods sold
Product purchases	151,899	93,824	746,541	255,904
Freight	4,260	17,456	185,174	31,483
Product loss	86,538	-	785,862	-
Other	12,626	34,864	55,510	99,004
Cost of goods sold	255,323	146,144	1,773,087	386,391

Gross loss	(6,233)	(15,267)	(772,651)	(32,997)

Operating expenses (income)
Administrative expenses	294,147	326,183	827,530	553,243
Investor relations	156,490	-	559,420	24,000
Marketing expenses	103,903	43,324	257,268	120,382
Payroll expenses	300,659	429,701	1,433,987	1,012,036
Research & development	35,730	6,255	75,447	106,255
Royalty expenses (income)	(124,292)	(46,008)	90,091	96,023
Operating expenses	766,637	759,455	3,243,743	1,911,939

Loss from operations	(772,870)	(774,722)	(4,016,394)	(1,944,936)

Other expense	-	445	2,000	445
Interest expenses	(271,876)	(404,233)	(926,917)	(404,233)

Net loss	$(1,044,746)	$(1,178,510)	$(4,941,311)	$(2,348,724)

Loss per common share
Basic and diluted	$(0.05)	$(0.20)	$(0.25)	$(0.39)

Weighted average shares outstanding - basic and diluted	19,699,923	6,000,000	19,699,923	6,000,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVASOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ DEFICIT

For the nine months ended September 30, 2007

(unaudited)

			Additional		Total
	Common Stock		Paid In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2007	11,815,888	$3,211,690	$1,866,794	$(4,553,468)	$525,016

Proceeds from private placement,
net of issuance costs	5,728,037	5,728	4,292,080	-	4,297,808

Recapitalization upon
Reverse Merger	1,465,916	(3,198,408)	2,688,408	-	(510,000)

Estimated fair value of warrants
issued with notes payable	-	-	78,715	-	78,715

Estimated fair value of warrants
issued for services	-	-	74,318	-	74,318

Compensation expense related
to stock options granted	-	-	91,360	-	91,360

Stock issued for interest	690,082	690	716,842	-	717,532

Acquisition of minority
interest in Subsidiary	-	-	(1,100,000)	(200,000)	(1,300,000)

Net Loss	-	-	-	(4,941,311)	(4,941,311)

Balance at September 30, 2007	19,699,923	$19,700	$8,708,517	$(9,694,779)	$(966,562)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AVASOFT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2007 and 2006

(unaudited)

	9 Months Ended	9 Months Ended
	September 30, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,941,311)	$(2,348,724)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	24,528	13,753
Amortization	34,922	30,115
Allowance for bad debt	15,388	-
Inventory write-off	973,950	-
Shares issued for interest expense	796,247	-
Stock based compensation	91,360	-
Amortization of shares issued for Prepaid Services	468,904	-
Amortization of debt discount	-	(57,048)
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Increase in accounts receivable	(189,328)	(65,058)
Increase in inventory	(1,314,407)	(248,232)
Increase in other prepaid expenses	-	(577,008)
Increase in deposits	(223,587)	-
Decrease in other assets	18,507	(164,412)
Increase in accounts payable	220,406	191,360
Increase in payroll liabilities	40,271	12,861
Increase in accrued royalties	53,387	-
Increase in other payables & accrued expenses	15,131	312,049
Net cash provided by (used in) operating activities	(3,915,632)	(2,900,344)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,939)	(44,892)
Acquisition of businesses, net of cash acquired	(510,000)	-
Net cash provided by (used in) investing activities	(522,939)	(44,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreements	810,000	2,053,500
Payments on Bridge Loans	(510,496)	-
Principal payments on long term debt and
capital lease obligations	(285,458)	885,083
Proceeds from private placements	4,297,808	-
Net cash provided by (used in) financing activities	4,311,854	2,938,583

DECREASE IN CASH AND CASH EQUIVALENTS	$(126,717)	$83,232

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	$188,218	$445

CASH AND CASH EQUIVALENTS, END OF PERIOD	$61,501	$83,677

NONCASH ITEMS
Accrual of Capitalized tooling costs	$-	$(11,228)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

These unaudited interim condensed consolidated financial statements of Avasoft, Inc. and its subsidiaries (collectively, “Avasoft”, “we” or the “Company”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “Commission”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, so long as the statements are not misleading. In the opinion of Company management, these consolidated financial statements and accompanying notes contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position and results of operations for the periods shown. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Form 10KSB for the year ended December 31, 2006, as filed with the Commission on April 17, 2007.

The results of operations for the three- and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

On September 12, 2007 Avasoft established a strategic partnership with Schoep's Ice Cream Co., Inc. (Schoep's) in which Schoep's will provide and fund manufacturing and national distribution of Avasoft ice cream products.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  All significant intercompany transactions have been eliminated.

Formation of the Company

On February 9, 2007, the Company acquired all the outstanding shares of Avasoft, Inc. a California corporation (“Avasoft-Cal”), and Tryant, LLC (“Parent”) in exchange for 91% of the restricted shares of its common stock issued to the stockholders of Avasoft-Cal in a stock exchange transaction with Ventures-United, Inc. (“VNUN”), a Nevada corporation. The remaining 9% of the Company’s common stock was retained by Tryant, LLC (“Tryant”).  On February 22, 2007, VNUN merged with its wholly-owned subsidiary Avasoft-Cal in a reverse merger (the “Merger”) to become Avasoft, Inc., a Nevada corporation.  The acquisition has been accounted for as a reverse merger (recapitalization) with the Avasoft-Cal deemed to be the accounting acquirer.  Accordingly, the historical financial information presented herein is that of Avasoft-Cal. The retained earnings of the accounting acquirer have been carried forward after the acquisition and the Company’s basis of assets and liabilities were carried over at historical cost in the recapitalization.  Operations prior to the Merger are those of the accounting acquirer.  VNUN had no significant assets and liabilities at the merger date.

In addition, Tryant will indemnify Avasoft and its shareholders for any loss, liability, claim, damage or expense to which it or they may become subject arising out of or based on, among other things, (i) any breach of or inaccuracy in any of the representations and warranties or covenants or conditions made by VNUN and/or VNUN Shareholders in the Stock Exchange Agreement and (ii) any and all liabilities existing prior to the Closing.  In consideration of the indemnification covenant, on the Closing Date, the Avasoft-Cal paid VNUN Shareholders $510,000 in cash for indemnification obligations of VNUN in case of any VNUN liabilities prior to the Closing Date, or any breach of VNUN’s representations and warranties.

Tryant also agreed to a lock-up agreement in which it would not sell up to 929,380 shares of Avasoft common stock; provided, that it could sell 1/12th of its holdings each month after the Closing, until 12 months had passed after which it could sell its shares without any further restriction.

Going Concern

The condensed unaudited consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred an operating loss and had negative cash flow from operations for the nine months ended on September 30, 2007, and has as an accumulated deficit of $9,694,779 and a net loss of $4,941,311 for the nine months ended September 30, 2007.

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

Accounts Receivable - The Company performs periodic evaluations of its customers and maintains allowances for potential credit losses as deemed necessary. The Company generally does not require collateral to secure its accounts receivable. The Company estimates credit losses and returns based on management’s evaluation of historical experience and current industry trends.  At September 30, 2007, the Company has recorded an allowance for doubtful accounts of $15,388.  Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

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

Tooling Costs – Tooling costs relate to the machinery used to inject ice cream into the cartridges and production molds.  These costs are amortized over the useful life of the machinery.  Additionally, the Company has recognized a liability to the vendor for costs incurred by the vendor to design and manufacture the dispensing machinery.  See note 6 for more information.

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

NOTE 3 – INVENTORIES

Inventories consist of the following finished goods at September 30, 2007:

Dispensers	$152,300
Ice Cream	375,801
Freezers	64,330
Freezer Carts	22,736
Inventory Other	3,448
$618,615

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2007:

Office and Computer Equipment	$38,288
Software	16,272
Leasehold Improvements	23,287
77,847

Less accumulated depreciation	45,418
$32,429

Depreciation expense was $24,528 and $13,753 for the nine months ended September 30, 2007 and 2006, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

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

During the three months ended June 30, 2007, the Company issued a senior secured note payable totaling $610,000 ("Note"), due on September 13, 2007, bearing 8% interest per annum through September 13, 2007.  The Note is secured by substantially all the assets of the Company.  The Note is payable to a member of management.  In connection with the issuance of the Note, the Company agreed to issue the holder 45 shares of stock for every $100 borrowed for a total of 274,500. The fair value of the shares was $301,950.  On September 13, 2007 this note was amended to have a maturity date of November 15, 2007 and bearing 10% interest per annum over the life of the loan.  The Company accrued interest expense of $16,267 and common stock issued of $255,944 for the three months ending September 30, 2007.

NOTE 6 –TOOLING EQUIPMENT

The Company entered into an exclusive supply agreement with a vendor to obtain an ice cream dispensing machinery.  In addition, the Company has agreed to reimburse the vendor for costs incurred by the vendor to design and manufacture the dispensing machinery. Such amounts are repaid at a rate of $0.01 per cartridge over a period of not longer than three years. The amount the Company has agreed to pay for the tooling costs approximated $712,185 and has been included in other assets in the accompanying consolidated balance sheet and will be amortized over an estimated useful life of fifteen years.  The activity for the nine months ended September 30, 2007 is as follows:

Tooling equipment	$712,185
Less accumulated amortization	(65,037)
Tooling equipment, net	$647,148

Amortization expense was $34,922 and $30,115 for the nine months ended September 30, 2007 and 2006, respectively.

At September 30, 2007, $584,229 to be paid to the vendor, which the Company estimates will be repaid through product sales within the remaining repayment term and have been included in current liabilities.

NOTE 7 - AGREEMENTS

License Agreements

For the rights to use trademarks, the Company has entered into licensing agreements with various licensors. The Agreements enable the Company to sell the licensed products to commercial customers.

The Company acquired rights to distribute soft serve ice cream and the related dispensers as evidenced by the Company’s licensing agreement with Ezee Whip Overseas, Ltd. (“Ezee Overseas”) The Agreement commenced on January 28, 2005 and shall continue unless and until terminated by either party for cause. Under this licensing agreement, the Company agreed to pay guaranteed minimum royalties ranging from $125,000 to $790,000 per annum. The licensor may terminate the licensing agreements upon event of default, as defined in the licensing Agreement.  On September 10, 2007 this Agreement was amended changing the guaranteed royalty for Ezee Overseas in 2007 to $100,000 plus cash payments already paid in 2007.  The Company recognized $90,091 and $96,023 in royalty expenses relating to this license agreement during the nine months ended September 30, 2007 and 2006, respectively and  $(124,292) and $(46,008) for the three months ended September 30, 2007 and 2006, respectively.

Minimum annual guaranteed royalty payments on the above licenses are as follows:

Years ending December 31,
2007	$112,906
2008	790,000
2009	790,000
2010	790,000
2011	790,000
Thereafter	2,370,000
$5,642,906

Manufacturing Agreement

The Company entered into an exclusive manufacturing agreement with a vendor to manufacture the Company’s dispenser unit, which expires in October 2014. In connection with the Agreement, the Company is obligated to remit $0.01 per cartridge produced and sold to the Company’s customers. During the nine months ended September 30, 2007 and 2006, the Company has incurred expenses of approximately $12,492 and $7,116 under the Agreement, respectively. There is no guaranteed minimum obligation.  During the three months ended September 30, 2007 and 2006 the Company incurred expenses of approximately $3,387 and no expense under the Agreement, respectively.

NOTE 8 – EQUITY TRANSACTIONS

Common Stock

Common Stock Issued

In September 2006, the Company agreed to issue 664,000, which vested immediately, nonforfeitable shares of common stock to a consultant in connection with the performance of consulting services to be performed through December 2007. The 664,000 shares were valued at $664,000 (based on the fair value of the common stock at the measurement date) and recorded as prepaid services in the accompanying balance sheet. Such amount is being amortized to expense over the life of the related agreement.  During the nine months ended September 30, 2007, $394,600 was amortized to expense and the accumulated amortization was $531,200.

On February 9, 2007, the Company issued 415,582 of common stock to note holders in lieu of interest payments.  The 415,582 shares were valued at $415,582 (based on the fair value of the common stock at the measurement date) and recorded as interest expense.

On August 23, 2007, the Company issued 274,500 of common stock to note holders in lieu of interest payments.  The 274,500 shares were valued at $301,950 (based on the fair value of the common stock on the measurement date) and recorded during the three months ending June 30, 2007 as $46,006 in interest expense and for the three months ending September 30, 2007 as $255,944 in interest expense.

Warrants

2006 Issuances

In the third quarter of 2006, the Company issued warrants to purchase an aggregate of 1,345,000 shares of the Company’s common stock in connection with the issuance of notes payable.  The warrants vested upon grant, have an exercise price of $1.00 and expire on various dates through December 2009. These warrants were valued using the Black-Scholes-Merton option pricing model at $386,582 and were charged to interest expense in the periods which the note proceeds were outstanding.  Avasoft recognized $0 during the three months ended September 30, 2007 and $75,060 during the nine months ended September 30, 2007.

In connection with a consulting agreement the Company issued warrants in 2006 to purchase an aggregate of 1,200,000 shares of the Company’s common stock, with an exercise price of $1.00, which vests over a three year period and expires through December 2012.  In June 2007, 800,000 of these warrants were forfeited.  The remaining 400,000 warrants were valued using the Black-Scholes-Merton option pricing model at $ 147,318 and Avasoft recognized $0 during the three months ended September 30, 2007 and $74,318 during the nine months ended September 30, 2007.

2007 Issuances

The Company issued three-year warrants to Tryant, LLC (note 1) in connection with the merger in February 2007.  These warrants are exercisable in whole or in part, at an exercise price of $1.00 per share, before February 9, 2010 for up to 250,000 shares of common stock.  These warrants were valued using the Black-Scholes-Merton option pricing model at $58,901 and Avasoft recognized no expense during the three months ended September 30, 2007 and $58,901 during the nine months ended September 30, 2007.

The Company issued three-year warrants to various Brookstreet Securities agents who sold the Company’s stock to accredited investors during the Private Placement from December 2006 through March 2007.  These warrants are exercisable in whole or in part, at an exercise price of $1.00 per share, before March 30, 2010 for up to 1,561,077  shares of common stock.  These warrants were valued using the Black-Scholes-Merton option pricing model at $358,577 and Avasoft recognized $9,160 during the three months ended September 30, 2007 and $358,577 during the nine months ended September 30, 2007.

In the third quarter of 2007, the Company issued warrants to purchase an aggregate of 400,000 shares of the Company’s common stock in connection with the issuance of notes payable.  The warrants vested upon grant, have an exercise price of $0.50 and expire on various dates in September 2010. These warrants were valued using the Black-Scholes-Merton option pricing model at $97,460 and will be charges to interest expense over the life of the notes payable.  Avasoft recognized $3,655 during the three and nine months ended September 30, 2007.

The following represents a summary of the warrants outstanding during the period from January 1, 2007 to September 30, 2007:

	Number of	Weighted Average	Intrinsic
	Shares	Exercise Price	Value
Balance, January 1, 2007	2,545,000	$1.00	$-
Granted	211,077	0.91	120,000
Exercised	-
Expired/Forfeited	(800,000)	1.00

Balance at June 30, 2007	3,956,077	$0.95	$120,000

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

During the three months ending March 31, 2007, the Company had issued stock options to purchase 748,571 shares of the Company’s common stock, with an exercise price of $1.00, which vests over a three year period and expires through December 2012. The options were valued using the Black-Scholes-Merton option pricing model at $230,913.  The Company is amortizing such amount over the life of the related consulting agreement and recorded compensation expense of $(7,586) during the three months ended September 30, 2007 and $91,360 during the nine months ended September 30, 2007.

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value
Outstanding, January 1, 2007	-	$1.00		$-
Granted	748,571	1.00	10	-
Exercised	-
Expired/Forfeited	(213,471)

Outstanding, September 30, 2007	535,100	$1.00	10	-

Exercisable, September 30, 2007	215,600	$1.00	10	$-

No options were granted during the three months ended September 30, 2007.

As of September 30, 2007, there was $80,706 of total unrecognized compensation cost related to nonvested options granted under the plans.  That cost is expected to be recognized over a weighted average period of 2.2 years.  During the three months ended September 30, 2007, no options vested.  No cash was received from stock option exercises for the nine months ended September 30, 2007.

In calculating compensation expense related to stock option and warrant grants, the fair value of each grant is estimated on the date of grant using Black-Scholes-Merton option-pricing model and the following weighted average assumptions for the nine months ended September 30, 2007 (There were no options granted in 2006):

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested shares at January 1, 2007	-	-
Granted	748,571	$0.32
Vested	(215,600)	0.30
Expired/Forfeited	213,471	0.33

Non-vested shares at September 30, 2007	319,500	$0.34

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

Nine Months
Ended September 30, 2007
Dividend Yield	none
Expected Volatility	43%
Risk-free Interest Rate	4.52
Expected term (years)	3.67

NOTE 9 – NOTES PAYABLE

During the three months ended September 30, 2007, the Company issued unsecured notes payable totaling $200,000 bearing interest at 10 percent through September 2008 (the “Q3 Bridge Loans”).  In connection with the issuance of the Q3 Bridge Loans, the Company issued warrants to purchase an aggregate 400,000 shares with a strike price of $0.50.  All or any portion of the outstanding principal amount and accrued interest under the Q3 Bridge Loans may, at any time after issuance and before repayment, be converted into shares of common stock at a conversion price of $0.50 per share.  The Company accrued interest expense of $875 for the three months ending September 30, 2007.

The current and long term amounts of the notes payable as of September 30, 2007 are as follows:

	Maturity	Amount
Related Party Note Payable to Avalanche Shareholders	Based on Sales	$1,050,270
Tooling Equipment Liability Note Payable	May 31, 2008	584,229
Related party note payable	November 15, 2007	610,000
Short term notes payable to Bridge Loan Holders	September, 2008	200,000
Total		$2,444,499

Less Current Portion		$1,394,229
Long-Term Portion		$1,050,270

NOTE 10 – SUBSEQUENT EVENTS

Private Placement

On September 11 the Company signed a Letter of Intent with Regal Securities, Inc. (“Regal”) to offer (the “Offering”) up to $5,000,000 aggregate principal amount (“Maximum Amount”) of 10% Convertible Subordinated Debentures (the “Debentures”) in denominations of $5,000 and integral multiples thereof.  A minimum of $1,000,000 of Debentures must be sold or this Offering will be withdrawn.  Subscription funds will be held in escrow pending closing of the Offering.  The Offering will remain open through December 1, 2007, unless extended for up to two successive 30-day periods at the discretion of both parties.

The Debentures will be convertible into shares of common stock of the Company at any time prior to the fifth anniversary date of their issuance, at the election of the holder, at a conversion price of $.75 per share, subject to adjustment in certain events.  The Debentures will automatically convert into shares of Common Stock at the conversion price at such time, following the first anniversary of their issuance, as the closing bid price for the common stock has traded at more than $1.00 per share for a period of ten consecutive trading days.

Convertible Bridge Loans

In October and November of 2007 the Company issued unsecured notes payable totaling $650,000 bearing interest at 10 percent through various dates in October and November 2008 (the “Q4 Bridge Loans”).  In connection with the issuance of the Q4 Bridge Loans, the Company issued warrants to purchase an aggregate 1,800,000 warrants with a strike price of $0.50.  All or any potion of the outstanding principal amount and of accrued interest under the Q4 Bridge Loans may, at any time after issuance and before repayment, be converted into shares of Common Stock at a conversion price of $0.50 per share.

Entry into a Material Definitive Agreement—Acquisition of Ezee Whip Europe Limited

On October 15, 2007, the Registrant entered into a stock purchase agreement (“Stock Purchase Agreement”) with Andrew Wells and Andrew Downes, the sole shareholders of Ezee Whip Europe Limited (“Ezee Whip Shareholders”), to acquire all of the outstanding equity securities of Ezee Whip Europe Limited, a company registered in England and Wales (“Ezee Whip”), in a stock for stock and cash transaction.

Under the terms of the agreement, Avasoft will acquire from the Ezee Whip Shareholder all of the Ezee Whip equity securities in return for $1,250,000 in stock and cash (“Purchase Price”).  $1,000,000 will be payable with 1,305,142 shares of restricted common stock (“Share Consideration”).  The remaining $250,000 of the Purchase Price shall be payable in cash within 10 days of the earlier of (i) the completion of an equity financing of Registrant of at least $3,000,000 or (ii) December 31, 2007 (“Cash Consideration”).

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

OVERVIEW

Background

In January 2006 Avasoft began marketing an innovative soft-serve ice cream system into an estimated $4.4 billion dollar market.  Avasoft sells soft serve ice cream in a unique and groundbreaking way.  We own perpetual marketing rights in North America to an innovative system of ice cream delivery that has earned widespread success in several European markets.  This delivery system is comprised of two parts – a portable metal dispenser machine and a plastic, single-use cartridge containing ice cream.  The dispenser plunges the ice cream through the cartridge into a cone or other serving container.  The result is ice cream with the same look, taste and texture of soft serve ice cream produced by traditional, specialized soft serve machines.  However, unlike conventional machines, which are large, expensive to purchase and operate, and require special cleaning procedures to minimize health risks, our system is easily portable, inexpensive and completely sanitary.  As a result of these and other factors, we believe the Avasoft system will be an attractive alternative to thousands of food service operators to enter or expand their presence in the soft serve sector of the $20 billion U.S. frozen dessert market, where previously it had not been practical or economical to do so.

Business Model and Recent Developments

Our business model consists of placing our portable dispenser machines at cafeterias and concession outlets around the country.  We use a large network of food brokers and distributors to place machines at targeted accounts and to take product orders.  We initiated our sales efforts in California, where we are headquartered, addressing the most readily-suited target markets, such as; secondary schools, high volume concession venues, food chains, national accounts and leisure locations.  As we continued to penetrate the California market, we subsequently shifted our sales efforts and expanded regionally in the United States to the north and east.

Outsourcing the product manufacturing, packaging, storage and distribution to Schoep’s allows Avasoft to draw upon Schoep’s 79 years of experience from ice cream production to distribution and provides substantially increased operating leverage and efficiencies enabling the Company to streamline operations, reduce related overhead and focus on its core strength in wholesale and retail sales and marketing.  Under this structure, Avasoft receives royalty income which it recognizes as revenue, and which we expect will positively impact gross margins beginning in the forth quarter of 2007.  As the Company does not pay Schoep’s any cash up front for the production and distribution services it receives, the Company is able to manage cash flow far more efficiently.

Madison, Wisconsin-based Schoep's was established in 1928 and is one of the largest independent ice cream manufacturers in the United States with a strong private label production business, sales of about $40 million, direct distribution to 32 states from California to Florida as well as indirect distribution nationwide.

In addition to product manufacturing, packaging, and storage Schoep's distribution networks is able to sell to a large national ice cream marketplace to achieve accelerated penetration of the U.S. market which includes more than 4,500 sports and concert venues, 700 theme and amusement parks, 5,700 hospitals, 5,000 bowling alleys, 47,000 hotels and resorts, 6,500 cinemas, 4,000 colleges or universities, 20,000 secondary schools and more.

Intellectual Property

In February 2007, Avasoft acquired Avalanche, Inc.  Avalanche held and had previously licensed to Avasoft, a number of strategic contracts, as well as the patent license for the Avasoft system.  Avalanche was acquired for $1,300,000 in cash in which $500,000 was to be immediately paid with the remaining $800,000 to be paid as Avasoft meets certain revenue targets.  Subsequently, the cash payment was renegotiated with $250,000 being paid out in cash on May 16, 2007 with the remaining $250,000 to be paid to Avalanche shareholders as a percentage of any additional funds raised for Avasoft, until the debt is fulfilled.

Entry into a Material Definitive Agreement—Acquisition of Ezee Whip Europe Limited

On October 15, 2007, the Company entered into a stock purchase agreement (“Stock Purchase Agreement”) with Andrew Wells and Andrew Downes, the sole shareholders of Ezee Whip Europe Limited (“Ezee Whip Shareholders”), to acquire all of the outstanding equity securities of Ezee Whip Europe Limited, a company registered in England and Wales (“Ezee Whip”), in a stock for stock and cash transaction.

The information below is a summary description of the Stock Purchase Agreement and is qualified in its entirety by reference to the Stock Purchase Agreement, including all annexes, exhibits and schedules attached thereto, and any related documents that Registrant has filed as exhibits to this Report.

Ezee Whip holds licensing rights to manufacture, market and distribute soft-serve based ice cream products in parts of Europe similar to the rights that Avasoft holds in North America.  Under the terms of the agreement, the Registrant will acquire from the Ezee Whip Shareholder all of the Ezee Whip equity securities in return for $1,250,000 in stock and cash (“Purchase Price”).  $1,000,000 will be payable with 1,305,142 shares of restricted Registrant common stock (“Share Consideration”).  The remaining $250,000 of the Purchase Price shall be payable in cash within 10 days of the earlier of (i) the completion of an equity financing of Registrant of at least $3,000,000 or (ii) December 31, 2007 (“Cash Consideration”).  The closing of the transactions contemplated by the Stock Purchase Agreement occurred on October 15, 2007.

If the Cash Consideration is not paid by December 31, 2007, it will accrue interest at 10% per annum.  If the Cash Consideration is not paid by June 30, 2008, the Ezee Whip Shareholders have the option to repurchase Ezee Whip from the Registrant by waiving the Cash Consideration and transferring 50% of the Share Consideration, or proceeds from the sale of 50% of the Share Consideration to the Registrant.  If the Ezee Whip Shareholders forego such option but the Cash Consideration is not paid by December 31, 2008, the Ezee Whip Shareholders have the option to repurchase Ezee Whip from the Registrant by waiving the Cash Consideration.

The Registrant has agreed to register the Share Consideration with the Securities and Exchange Commission and to allow such shares to be traded on the OTC Bulletin Board.  If the Share Consideration is not listed on the Bulletin Board by December 31, 2007 then Ezee Whip Shareholders shall be entitled to receive an additional 1% of the Share Consideration for each month that the Share Consideration is not listed.

The Registrant shall also cause Ezee Whip to repay certain existing loans including the $10,000 loan payable to Ezee Whip Ice Cream (Overseas) Limited (“Intercompany Loan”) and $65,000 to the Ezee Whip Shareholders (“Vendor Loans”).  Avasoft shall pay $15,000 to Andrew Wells within three days of closing in reduction of the Vendor Loans.  At the end of each month starting with October 31, 2007 until April 30, 2008, Avasoft shall repay the Vendor Loans and then the Intercompany Loan, with proceeds from the net invoice value of the stocks of ice cream filled cartridges owned by or delivered to Ezee Whip at closing.  Avasoft shall repay the balance of such loans, if any, on April 30, 2008.

Avasoft shall pay its own legal costs and shall pay all legal costs of the Ezee Whip Shareholders in connection with this transaction in excess of $5,000.

In connection with this acquisition, Ezee Whip entered into a license agreement (“License Agreement”) with Ezee Whip Ice Cream (Overseas) Limited, a company registered in England and Wales (“Licensor”).  The information below is a summary description of the License Agreement and is qualified in its entirety by reference to the License Agreement, including all annexes, exhibits and schedules attached thereto, and any related documents that Registrant has filed as exhibits to this Report.

Under the License Agreement, Licensor licensed to Ezee Whip the right to manufacture, market, promote, distribute and sub-license products based on the soft-serve ice cream patent (and any future inventions derived from such patent) held by Licensor.  Ezee Whip shall pay a royalty payment based on the number of ice cream cartridges sold.  The license terminates (1) upon material breach that has not been remedied within 60 days of written notice; (2) upon a resolution being passed for the winding up or bankruptcy of any party or the appointment of a liquidator, receiver or administrator of either party; or (3) by the Licensor if the Cash Consideration of the Stock Purchase Agreement is not paid to the Ezee Whip Shareholders by December 31, 2008.

The Company expects the acquisition will be accretive to its operating results beginning in Q4 2007, excluding any one-time transaction related expenses.  Bedfordshire, England-based Ezee Whip markets the same unique soft-serve ice cream system in the United Kingdom as Avasoft does in North America. It is a privately held company with total sales of approximately $1 million to more than 1,500 retail accounts.  Backed by Avasoft's stature as a public company and access to public capital markets, the newly combined company intends to substantially increase Ezee Whip sales and marketing activities initially in the U.K. and later on the European Continent. By selling almost exclusively through leading master distributors, and outsourcing ice cream and dispensing equipment production to top quality manufacturers, Ezee Whip's business model is highly scalable and closely aligned with that of Avasoft.

Additional information can be found with the SEC 8-K filing dated October 23, 2007.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements at September 30, 2007.

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

•

Inventories.  Inventories are stated at the lower of cost or market value. We employ a full absorption procedure using standard cost techniques, which approximates actual cost. The standards are customarily reviewed and adjusted annually.

•

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

•

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

•

Allowance for Doubtful Accounts.  The allowance for doubtful accounts is based on the aging of accounts receivable.

•

Tooling Costs.  Tooling costs relate to the machinery used to inject ice cream into the cartridges and production molds.  These costs are amortized over the useful life of the machinery.  In addition, the Company has recognized a liability to the vendor for costs incurred by the vendor to design and manufacture the dispensing machinery.  See note 6 to the interim financial statements for more information.

•

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

•

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

Results of Operations

During the year 2006 until the stock exchange transaction and merger in February, 2007, Avasoft’s predecessor, Ventures-United, Inc., did not have any active business operations.  Consequently, comparisons to operations in 2006 relate to the business operations which were then being conducted by Avasoft-Cal which was a non-reporting company prior to the merger in February, 2007.

Three-month Period ended September 30, 2007 versus 2006

Revenues

Our revenues for the three months ended September 30, 2007 were $249,090, representing an year increase of 90% from revenues of $130,877 for the three months ended September 30, 2006.      The increase in revenues for the quarter was due to the addition of freezer sales and growth in both distribution and overall usage.

	Period ending		Period ending
	September 30, 2007		September 30, 2006
	Amount	% of Total	Amount	% of Total
Dispensers	$49,530	20%	$45,180	35%
Ice Cream	131,955	53%	85,697	65%
Freezers	69,550	28%	-	0%
Discounts	(1,945)	-1%	-	0%
	$249,090	100%	$130,877	100%

Cost of Goods Sold

Costs of goods sold increased to $255,323 from $146,144 for the three months ended September 30, 2007 and 2006, respectively.  Cost of goods sold for the quarter represented 102% of sales revenue compared to 112% of sales revenue for the quarter ended September 30, 2006.

The reason for this increase is primarily $86,538 of “Product Loss,” which reflects that the Company believes was an isolated and atypical problem with its ice cream dispensability – resolved in the third quarter.  Absent this loss, gross margins would have been positive by $80,305 or 32%.

Although the ice cream performance (dispensability) problem was discovered and reported in the second quarter, the overall cost of goods for the third quarter continued to be adversely impacted as certain ice cream was identified in the supply chain that had to be replaced.

We believe those ice cream dispensability issues were completely resolved in the third quarter, with only verified top quality or new ice cream in inventory as of September 30, 2007, and they will have no impact on operating results going forward in the forth quarter 2007.  Subsequent to the close of the quarter and as of the date of this report, based on our enhanced quality assurance programs and input from our key vendors, we believe that our ice cream is performing well and represents that high quality standard the Company is committed to uphold. As the taste, purity and general consistency of the Product Loss ice cream was perfectly good for enjoyable consumption, the Company donated much of the ice cream removed from inventory to local food banks.

Operating Expenses

Operating expenses increased $7,192 from $759,455 in the third quarter of 2006, to $766,637 in the third quarter of 2007.  While our administrative and payroll expenses declined, investor relations increased from $0 (as a private company) for the three months ended September 30, 2006 to $156,490 (as a public company) for the three months ended September 30, 2007; of this amount, $132,800 is non-cash as it represents stock-based payment expensed in the quarter.

Payroll expenses decreased $129,042 from $429,701 in the third quarter of 2006 to $300,659 in the third quarter of 2007.  This reflects decreased staffing requirements compared with the Company’s year-ago ramp up of U.S. operations which included studying and evaluating target markets, creating marketing materials and programs, working with vendors on disperser, ice cream and cartridge manufacturing, and direct sales.  Further, with the recent formation of the Schoep’s strategic alliance and outsourcing of production, transportation, distribution and much local and regional sales and marketing, the Company gains efficiency and has streamlined its U.S. operations.  While U.S. payroll and related administrative expenses are expected to decrease sequentially in the forth quarter of 2007 as compared with third quarter 2007, as well as compared with the fourth quarter 2006, the forth quarter report is expected to reflect both consolidated U.K. and U.S. operations and payroll following the recent EZ Whip acquisition.

Our Royalty expenses decreased significantly during the quarter ending in September 30, 2007 as the Company amended the Ezee Whip Overseas contract.  Royalty payments are required to various venders and suppliers under license and other agreements.

Research and development for the three months ended September 30, 2007 was $35,730, an increase from the September 30, 2006 amount of $6,255.  The Company’s current R&D has primarily focused on dispenser, cartridge and dairy filling equipment design and production that support the Company’s innovative system of ice cream delivery in the United States America.

Loss from Operations

The Company had a net loss for the quarter ended September 30, 2007.  The Company’s net loss decreased $160,740 from $1,178,510 the third quarter of 2006, to $1,017,770 in the third quarter of 2007.  This decrease in the Company’s loss from operations was attributable to the Company’s decrease in costs of good sold as well as reductions in payroll expenses.

Nine-Month Period ended September 30, 2007 versus 2006

Revenues

Our revenues for the nine months ended September 30, 2007 were $1,000,436 representing a 183% increase from revenues of $353,394 for the nine months ended September 30, 2006.  The increase in revenues for the nine months was due to the increased adoption of the Company’s innovative system of ice cream delivery with the addition of the freezer plus growth in distribution and overall usage.

Cost of Goods Sold

Cost of goods sold increased to $1,760,625 from $386,391 for the nine months ended September 30, 2007 and 2006, respectively. Cost of goods sold for the nine months represented 176% of sales revenue compared to 109% of sales revenue for the nine months ended September 30, 2006.  The reason for this substantial relative increase is cost of goods sold is primarily $785,862 of “Product Loss,” which reflects what the Company believes was an isolated and atypical problem with its ice cream dispensability – discovered in the second quarter and resolved in the third quarter.  During the second and third quarters existing inventory was determined to be unsuitable for meeting the Company’s high performance standards.  Absent this loss gross margins would have been positive by $25,673.

The root cause of these problems was two-fold:

a.

We discovered that one of our key ingredients had been switched for a substitute by our supplier without our knowledge.

b.

A substitution from liquid to dry sweetener created an imbalance in the overall formula resulting in a freezing point that was in fact too low for our product.

We believe those ice cream dispensability issues were completely resolved in the third quarter, with only verified top quality or new ice cream in inventory as of September 30, 2007, and they will have no impact on operating results going forward in the fourth quarter 2007.  Subsequent to the close of the quarter and as of the date of this report, based on our enhanced quality assurance programs and input from our key vendors, we believe that our ice cream is performing well and represents that high quality standard the Company is committed to uphold.

Operating Expenses

Operating expenses for the nine months ended September 30, 2007 increased $1,342,603 from $1,911,939 for the nine months ended September 30, 2006 to $3,254,542.  The Company’s administrative expenses increased $285,027 from $553,243 (as a private company) for the nine months ended September 30, 2006 to $838,270 (as a public company) for the nine months ended September 30, 2007; investor relations increased from $24,000 (as a private company) for the nine months ended September 30, 2006 to $559,420 (as a public company) for the nine months ended September 30, 2007; marketing expenses increased from $120,382 (as a private company) for the nine months ended September 30, 2006 to $257,326 (as a public company) for the nine months ended September 30, 2007; and payroll expenses increased from $1,012,036 (as a private company) for the nine months ended September 30, 2006 to $1,433,987 (as a public company) for the nine months ended September 30, 2007.

The Company noted its decreased staffing requirements as September 30, 2007 compared with the end of the Company’s year ago nine month period.  Further, with the recent formation of the Schoep’s strategic alliance and outsourcing of production, transportation, distribution and most local and regional sales and marketing, the Company gain efficiency and is streamlining U.S. operations.

The Company amended its royalty agreement with Ezee Whip.  The Company’s Royalty expenses decreased during the nine months ended September 30, 2007 from $96,023 to $90,091 respectively for the nine months ended September 30, 2007.  Royalty payments are required to various venders and suppliers under license and other agreements.

The Company reduced its research and development expenses during the nine months ended September 30, 2007 from $106,255 to $90,091 respectively for the nine months ended September 30, 2007.

Loss from Operations

The Company had a net loss for the nine months ended September 30, 2007.  The Company’s net loss increased $2,565,611 from $2,348,724 for the nine months ended September 30, 2006, to $ $4,914,335 for the nine months ended September 30, 2007.  This increase was primarily due to the Product Loss of $785,862 and the ramp up costs of becoming a public company.

Liquidity and Capital Resources

The statement of cash flows to the nine month ended September 30, 2007 indicates a net decrease in cash of $135,516. The Company incurred an operating loss and had negative cash flow from operations for the nine months ended on September 30, 2007, and has as an accumulated deficit of $9,855,891 and a net loss of $5,102,423 for the nine months ended September 30, 2007. The condensed consolidated financial statements have been prepared on a going concern basis which assumes that Avasoft, Inc. will continue as a going concern.

During the first quarter of 2007, Avasoft completed a private placement of 7,415,385 shares of its restricted common stock which resulted in net proceeds to Avasoft of $6,265,037.

Management has secured a letter of intent dated September 26, 2007 with Regal Securities Corp. for a best-efforts secondary private placement of up to $5,000,000 aggregate principal amount of 10% Convertible Subordinated Debentures.

Capital Commitments

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of September 30, 2007:

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

Tooling Equipment Liability	584,229	584,229	-	-	-
Facilities and Property Leases	127,434	54,102	73,332	-	-
Payable to Avalanche Shareholders	1,050,270	-	1,050,270	-	-
Unfulfilled Purchase Orders	-	-	-	-	-
EZEE Royalty Minimum	6,172,500	642,500	1,580,000	1,580,000	2,370,000

The timing of the remaining payments to the shareholders of Avalanche is based on the Company achieving certain targets.  Management projects these targets to be reached during the next one to three years at which time payments up to $800,000 could become due and payable.

Due to Avasoft’s negative cash flow and operating losses, it is unlikely that it could obtain financing through commercial or banking sources.  Consequently, Avasoft is dependent on cash infusions from the sale of stock, debt financing and /or the exercise of outstanding warrants and options in order to fund ongoing operations and fund investments allowing the company to better compete in the market.

If these sources of capital were unwilling or unable to provide additional working capital to Avasoft, Avasoft would probably not be able to sustain its full range of operations.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our chief financial officer have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods required by governing rules and forms.

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

None.

ITEM 5.

OTHER INFORMATION

None.

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

DATE: November 14, 2007

/s/ James Wheeler

James Wheeler

President, Chief Executive Officer